Form 10-Q
period 1995-03-31
TIDE WEST OIL CO
filed 1995-05-15
CIK 705453

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
   ------           OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
   ------           OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                          COMMISSION FILE NO. 0-10727

                             TIDE WEST OIL COMPANY

            (Exact name of registrant as specified in its charter)

                DELAWARE                          84-0846048
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)         Identification Number)


                           6666 SOUTH SHERIDAN ROAD
                                   SUITE 250
                            TULSA, OKLAHOMA  74133

                   (Address of principal executive offices)

                                (918) 488-8962

                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

As of May 12, 1995, 9,926,228 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                             TIDE WEST OIL COMPANY
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.   FINANCIAL INFORMATION                                       PAGE
Item 1.  Financial Statements

     Consolidated Balance Sheets (Unaudited) -                           3
     December 31, 1994 and March 31, 1995

     Consolidated Statements of Income                                   4
     (Unaudited) -Three months ended March 31, 1994 and 1995

     Consolidated Statements of Cash Flows                               5
     (Unaudited) - Three months ended March 31, 1994 and 1995

     Notes to Consolidated Financial Statements                        6-9
     (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial           10-15
         Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.  Legal proceedings                                         16

     Item 2.  Changes in securities                                     16

     Item 3.  Defaults upon senior securities                           16

     Item 4.  Submission of matters to a vote of security-holders       16

     Item 5.  Other information                                         16

     Item 6.  Exhibits and reports on Form 8-K                          16

Signatures                                                              17

Part I.  Financial Information
Item 1. Financial Statements

Tide West Oil Company
Consolidated Balance Sheets
(UNAUDITED)

                                                                                          December 31,       March 31,
(In thousands, except shares and per share amounts)                                           1994             1995
- - - - - - ---------------------------------------------------                                       ------------       ---------
ASSETS

Current Assets:
    Cash and cash equivalents                                                                $    ---          $4,067
    Short term investments, at cost                                                               ---           1,955
    Accounts receivable:
      Revenues                                                                                 14,977          12,895
      Other                                                                                     2,960           2,483
    Unrealized gain on commodity transactions                                                     ---           2,449
    Other current assets                                                                        1,753           1,824
                                                                                             --------        --------

                             Total current assets                                              19,690          25,673

Property and Equipment:
    Oil and gas properties (successful efforts method)                                        110,948         135,855
    Other property and equipment                                                                1,619           1,631
                                                                                             --------        --------

                                                                                              112,567         137,486
     Accumulated depreciation, depletion and amortization                                     (20,350)        (26,125)
                                                                                             --------        --------

                        Property and equipment, net                                            92,217         111,361

Investments                                                                                    12,064           1,025
Other Assets - Net                                                                                349             885
                                                                                             --------        --------

                                                                                             $124,320        $138,944
                                                                                             ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable:
       Gas purchases                                                                           $9,652          $9,419
       Other                                                                                    2,706           1,898
   Revenues payable                                                                             3,604           3,841
   Accrued liabilities                                                                            736             913
                                                                                             --------         -------

                             Total current liabilities                                         16,698          16,071

Long-term Debt                                                                                 32,300          45,884

Deferred Tax Liability                                                                          4,863           5,063

Minority Interest                                                                                 ---              (2)

Commitments and Contingencies                                                                     ---             ---

Stockholders' Equity:
   Preferred stock, $.01 par value, 20,000,000 shares authorized, none outstanding                ---             ---
   Common stock, $.01 par value, 20,000,000 shares authorized, 9,901,690 and
         9,776,690 shares issued and outstanding at December 31, 1994 and March 31, 1995           99              99
   Additional paid-in capital                                                                  60,685          60,685
   Treasury stock                                                                                 ---          (1,123)
   Retained earnings                                                                            9,675          12,267
                                                                                             --------        --------

                             Total stockholders' equity                                        70,459          71,928
                                                                                             --------        --------
                                                                                             $124,320        $138,944
                                                                                             ========        ========

See notes to the unaudited consolidated financial statements.

Tide West Oil Company
Consolidated Statements of Income
(UNAUDITED)

                                                                      Three months     Three months
                                                                          ended            ended
(In thousands, except per share amounts)                             March 31, 1994   March 31, 1995
- - - - - - ----------------------------------------                             --------------   --------------
Revenues:

     Oil and gas                                                         $7,661           $8,447
     Trading and transportation                                          27,194           19,239
                                                                         ------           ------
          Total revenues                                                 34,855           27,686

Operating expenses:

     Lease operating                                                      1,185            1,914
     Severance taxes                                                        520              584
     Trading and transportation                                          26,555           18,738
     General and administrative:
          Oil and gas                                                       710              904
          Trading and transportation                                        118              139
          Compensation expense - stock options                               45               45
     Depreciation, depletion and amortization                             2,444            3,607
                                                                         ------           ------
          Total operating expenses                                       31,577           25,931
                                                                         ------           ------
Operating Income                                                          3,278            1,755
                                                                         ------           ------

Other Income (Expense):

      Interest income                                                        20               56
      Interest expense                                                     (347)            (728)
      Gain  on sale of assets                                                24                2
      Equity in earnings (loss) of unconsolidated affiliate                (196)            ----
      Unrealized gain on commodities transactions                          ----            2,902
      Minority Interest                                                    ----                8
      Other income (expense)                                                 (7)              (6)
                                                                         ------           ------
          Total other income (expense)                                     (506)           2,234

Income Before Income Taxes                                                2,772            3,989

Provision for Income Taxes                                                1,137            1,397
                                                                         ------           ------

Net Income                                                               $1,635           $2,592
                                                                         ======           ======

Weighted Average Common Shares Outstanding                                9,902            9,830

Net Income Per Common Share                                               $0.17            $0.26

See notes to the unaudited consolidated financial statements.

Tide West Oil Company
Consolidated Statements of Cash Flow
(UNAUDITED)

                                                                            Three months         Three months
                                                                               ended                ended
(In thousands)                                                             March 31, 1994       March 31, 1995
- - - - - - --------------                                                             --------------       --------------
Operating Activities:

     Net Income                                                              $  1,635             $  2,592
     Adjustments to reconcile net income to net cash provided
          by operating activities:
        Depreciation, depletion and amortization                                2,444                3,607
        Gain from sale of assets                                                  (24)                  (2)
        Loss on acreage writeoff                                                   10                   --
        Equity in loss of unconsolidated affiliate                                196                   --
        Minority interest in net loss of consolidated interest                     --                    2
    Changes in operating assets and liabilities:
        Increase in short term investments, at cost                                --               (1,955)
        (Increase) decrease  in accounts receivable                            (4,876)               3,274
        Decrease in income tax receivable                                          --                1,191
        Increase in other current assets                                         (448)                 (49)
        Increase in unrealized gain on commodity transactions                      --               (2,449)
        Increase in other assets                                                  (56)                (453)
        Increase in income taxes payable                                          852                   --
        Increase (decrease) in accounts and revenues payable
            and accrued liabilities                                             4,743               (1,972)
        Increase in deferred income taxes                                         279                  200
                                                                             --------             --------
                     Total adjustments                                          3,120                1,394
                                                                             --------             --------
             Net  cash provided by operating activities                         4,755                3,986


Investing Activities:

        Capital expenditures                                                   (2,249)             (12,989)
        Proceeds from sale of assets                                              128                  156
        Payment on note receivable                                                 34                   89
        Distributions from (investments in) partnership                        (1,057)                  --
                                                                             --------             --------
             Net cash used in investing activities                             (3,144)             (12,744)


Financing Activities:

        Borrowings of long-term debt                                            2,500               14,584
        Principal payments on long-term debt                                   (3,000)              (1,000)
        Issuance of note receivable                                                (2)                  --
        Payment on note receivable - officer                                        5                   --
        Purchase of common shares                                                  --               (1,123)
                                                                             --------             --------
             Net cash provided by (used in) financing activities                 (497)              12,461
                                                                             --------             --------

Net Increase in Cash and Cash Equivalents                                       1,114                3,703

Cash and Cash Equivalents, Beginning of Period                                     72                  364
                                                                             --------             --------

Cash and Cash Equivalents, End of Period                                     $  1,186             $  4,067
                                                                             ========             ========

See notes to the unaudited consolidated financial statements.

                             TIDE WEST OIL COMPANY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1995

Note 1.    Basis of Presentation
           ---------------------

           The consolidated financial statements included in this Report have been prepared by Tide West Oil Company (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These consolidated financial statements have not been audited by an independent accountant. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and Horizon Gas Partners, L.P. which was previously accounted for on the equity method (see Note 2). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet at December 31, 1994, included in this Report, has been derived from the audited consolidated balance sheet.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2.    Summary of Significant Accounting Policies
           ------------------------------------------

           Investments
           -----------

           Effective January 1, 1995, the Company began consolidating Horizon Gas Partners, L.P. ("Horizon"). This partnership was accounted for under the equity method during 1994 (its first full year of operations). The Company's remaining unconsolidated investment at March 31, 1995 consists of a 17.9 percent limited partnership interest in an oil and gas partnership accounted for under the cost method.

                             TIDE WEST OIL COMPANY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1995

Note 2.    Summary of Significant Accounting Policies (continued)
           ------------------------------------------------------

            Income Taxes
            ------------

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the Company accounts for income taxes on an asset and liability method which requires the recognition of deferred tax liabilities and assets for the tax effects of (a) temporary differences between tax bases and financial reporting bases of assets and liabilities, (b) operating loss carryforwards and (c) tax credit carryforwards.

           Supplemental Disclosures of Cash Flow Information
           -------------------------------------------------

           During the three months ended March 31, 1994 and 1995, cash payments for interest totaled $267,000 and $761,000, respectively, of which $46,000 was capitalized for the three months ended March 31, 1995. No interest was capitalized during 1994. Cash payments for income taxes totaled $6,000 for each of the three months ended March 31, 1994 and 1995.

           Effective January 1, 1995, the Company began consolidating the accounts and operations of Horizon in the consolidated financial statements. The following table presents Horizon's balance sheet accounts at January 1, 1995:

           (In thousands)
           --------------
           Cash                                                     $   364
           Accounts receivable                                        1,997
           Other current assets                                          21
           Property and equipment                                    11,941
           Accumulated depreciation, depletion and amortization       2,245
           Other non current assets                                     172
           Accounts and revenues payable and accrued liabilities        701

           Depreciation, Depletion, and Amortization
           -----------------------------------------

           Depreciation, depletion and amortization per equivalent barrel of production from the Company's oil and gas properties for the three months ended March 31, 1994 and 1995, was $4.07 and $4.25, respectively. The increased rate was due to oil property acquisitions in the first quarter of 1995 and the consolidation of Horizon.

                             TIDE WEST OIL COMPANY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1995


Note 2.    Summary of Significant Accounting Policies (continued)
           ------------------------------------------------------

           Reclassification
           ----------------

           Certain reclassifications were made to the 1994 financial statements to conform to the presentation used in 1995.

Note 3.    Earnings per Share
           ------------------

           During the first quarter of 1995, the Company repurchased 125,000 shares of the Company's outstanding common stock on the open market for an aggregate price of $1.1 million. The cost of these shares is reflected as Treasury stock. Earnings per common share for the periods presented have been computed using the weighted average number of common shares outstanding. Outstanding stock options and warrants are not included in the weighted average shares outstanding for any period since their effect on the earnings per share calculation is immaterial or not dilutive.

Note 4.    Fair Value of Financial Instruments
           -----------------------------------

           Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash, accounts receivable, short-term borrowing, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these instruments. The carrying value of long-term debt is also considered to approximate fair value based on its current interest rate and terms. The estimated fair value amounts of the Company's off-balance sheet financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

                             TIDE WEST OIL COMPANY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1995


Note 4.    Fair Value of Financial Instruments (continued)
           -----------------------------------------------

           (In Thousands)                                   March 31, 1995
           --------------                                  ----------------
                                                           Carrying  Fair
                                                            Amount   Value
                                                           --------  ------
           Off-Balance Sheet Financial Instruments -

             Unrealized Gains:
               Interest rate swap agreements                $ ----   $  200
               Commodity contracts                           2,902    2,902

           As of March 31, 1995 the Company had purchased 20 Bcf of natural gas through various futures and swap contracts which do not qualify as hedges. The unrealized gain of $2.9 million before tax, $1.9 million after tax, is included in the accompanying consolidated financial statements at March 31, 1995. The unrealized gain, recalculated at May 10, 1995 would be $1.5 million before income tax and $1.0 million after tax, based upon the NYMEX closing price on that date. The cash effect of these transactions will be realized in the months when the contracts actually expire or when the positions are closed out. The Company has the potential to recognize significant gains or losses as a result of these transactions.


Note 5.    Subsequent Events
           -----------------

           On April 10, 1995, the Company acquired all of the outstanding common stock of Killgore Investments, Inc. ("KI") in exchange for 149,538 shares of the Company's common stock. The acquisition will be accounted for as a pooling of interests. The fair market value of the assets acquired is approximately $2.2 million. The assets consisted of producing natural gas properties in the Arkoma Basin of Oklahoma.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

General
- - - - - - -------

The factors that most significantly affect the Company's operating results are
(i) the sales prices of oil and natural gas; (ii) the amount of oil and gas sold; (iii) the amount of operating expenses; and (iv) the interest rates on, and amounts of, borrowing. Sales of oil and gas are significantly affected by the Company's ability to complete producing property acquisitions and to maintain or increase production from existing properties through development drilling and production enhancement activities. The following table reflects certain operating data for the periods presented.

                                    Three Months Ended
                                    ------------------
                                         March 31,
                                    ------------------
                                      1994    1995 (1)
                                    -------   --------
Sales Volumes:
  Oil (MBbls)                            96      125
  Natural gas (MMcf)                  3,031    4,342
  Oil equivalent (MBOE)                 601      848
Average Sales Prices:
  Oil (per Bbl)                      $13.48   $15.90
  Natural gas (per Mcf)(2)             2.04     1.40

Operating Expenses per BOE
  of Net Sales:
  Lease operating                     $1.97    $2.26
  Severance tax                         .86      .69
  General and administrative(3)        1.38     1.23

- - - - - - -----------------
(1)Amounts for the three months ended March 31, 1995, include Horizon.
(2)Does not include the effect of the Company's hedging activities.
(3)Does not include compensation expense - stock options.

Prices received by the Company for sales of oil and natural gas fluctuate significantly from period to period. Relatively modest changes in either oil or gas prices can significantly impact the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company's results of operations and cash flows. The prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. The large drop in spot market natural gas prices had a significant adverse effect on the value of the Company's reserves at year end 1994. Likewise, declines in natural gas or oil prices could adversely effect the semi-annual borrowing base determination under the Company's current credit agreement.

During the period from October 1989 through March 31, 1995, the Company completed 50 property acquisitions for a total expenditure of approximately $122.4 million. As a result, the Company's equivalent reserves increased 34% in 1991, 210% in 1992, 63% in 1993 and 22% in 1994, while production and revenues have also increased.

Through its wholly-owned subsidiary, Tide West Trading & Transport Company, the Company actively markets its own natural gas production as well as that of third parties. The Company believes that this activity gives it more control over the marketing of its product and, thus affords the Company a higher sales price than it would otherwise receive if its gas were marketed by a third party. These revenues and the associated expenses are recognized under the heading "Trading and transportation."

The results of the Company's operations vary due to seasonal fluctuations in the sales prices and volumes of natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results which may be realized on an annual basis.

Three Months Ended March 31, 1995
Compared to Three Months Ended March 31, 1994

Oil and gas revenues increased $786,000, or 10%, during the three months ended March 31, 1995 compared to the same period in 1994. This increase was due, in part, to a 30% increase in crude oil sales volumes and a 43% increase in natural gas sales volumes, while average sales prices received for crude oil increased by $2.42 per Bbl, or 18%, and natural gas decreased by $0.64 per Mcf, or 31%. The increase in production is primarily related to the production from certain oil and gas properties acquired through various acquisitions which were closed during the last half of 1994 and the first quarter of 1995, and the consolidation of Horizon in the first quarter of 1995. The consolidation of Horizon increased oil and gas revenues by $1.2 million, or 15%. Excluding the consolidation of Horizon, oil and gas revenues decreased by $369,000, or 5%. Average natural gas prices received by the Company declined due to a 34% reduction in average spot market prices during the three months ended March 31, 1995 compared to 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trading & transportation gross revenues decreased by $8.0 million in the first quarter of 1995 as compared to the first quarter of 1994 primarily as a result of lower market prices for natural gas. The average sales price of gas sold in the first quarter of 1995 was $1.41, considerably lower than the average sales price of $2.14 in the first quarter of 1994. The average cost of gas sold was proportionately lower as well, with both the first quarter of 1994 and 1995 yielding an average of 4 cents margin per MMBTU. The quantity of gas marketed increased in the first quarter of 1995 to 16.4 Bcf, up from 14.6 Bcf in the first quarter of 1994. In order to reduce price fluctuation risk, Tide West Trading & Transport Company hedges its position throughout each trading month. This hedging activity impacts the Trading and transportation revenue reported. The first quarter of 1995 hedging activity yielded a loss of $116,000, however, in the first quarter of 1994 a gain of $167,000 was reported. Net Trading & transportation margins were lower in the first quarter of 1995, compared to the same period in 1994. The primary reason for the reduction was the difference in the hedging margins for these periods.

Lease operating expenses increased $729,000, or 62%, for the first three months of 1995 compared to the first three months of 1994. The increase in lease operating expense is due to the property acquisitions added in the last half of 1994 and in the first quarter of 1995 and the consolidation of Horizon in the first quarter of 1995. The consolidation of Horizon increased lease operating expenses by $574,000, or 49%. Excluding the consolidation of Horizon, lease operating expenses increased $155,000, or 13%.

Severance taxes increased $64,000, or 12%, as a result of a 10% increase in oil and gas revenues.

General and administrative expenses, excluding compensation expense - stock options, increased $215,000 or 26%, for the first three months of 1995 compared to the first three months of 1994, due primarily to the expansion of the Company's developmental drilling and workover activities, the acquisition of oil and gas properties during the last half of 1994 and the first quarter of 1995, and the consolidation of Horizon in the first quarter of 1995. The consolidation of Horizon increased general and administrative expenses $103,000, or 12%. Excluding the consolidation of Horizon, general and administrative expenses increased $112,000, or 14%.

Depreciation, depletion and amortization increased $1.2 million, or 48%, as a result of the oil and gas properties acquired in the last half of 1994 and the first quarter of 1995, and the consolidation of Horizon in the first quarter of 1995. The consolidation of Horizon increased depreciation, depletion and amortization $536,000, or 22%. Excluding the consolidation of Horizon, depreciation depletion and amortization increased $627,000, or 26%, due in part to the acquisition of oil properties in the first quarter of 1995 which have a high depletion rate per BOE.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest expense increased by $381,000, or 110%, as a result of the increase in the average outstanding advances under the Company's revolving credit facility and due to the increase in interest rates.

Interest income increased $36,000, or 180%, due to interest earned on a $1.5 million required margin account balance associated with the Company's futures transactions in the first quarter of 1995 and the consolidation of Horizon.

Unrealized gain on commodity transactions were recorded in the amount $2.9 million before income taxes, $1.9 million after income taxes, in the first quarter of 1995. These commodity transactions do not qualify as hedges. In the first quarter of 1995, the Company purchased 20.0 Bcf of natural gas, at an average NYMEX price of $1.70 per Mcf, for deliveries from June 1995 through September 1996. The Company has the potential to recognize significant gains or losses as a result of these contracts. The Company did not have any unrealized gains or losses in the comparable period in 1994.

Equity in loss of unconsolidated affiliate was recorded in the first three months of 1994 due to the Company's investment in Horizon. Effective January 1, 1995 the Company began consolidating Horizon in the Company's consolidated statements (see Note 2).

Capital Resources and Liquidity

The Company intends to continue to expand its reserve base through acquisitions of producing oil and gas properties. Sources of capital for such expansion include internally generated cash flow and borrowing capacity under the Company's revolving credit facility. At March 31, 1995, the Company had working capital of $9.6 million, long-term debt of $45.9 million and stockholders' equity was $71.9 million.

The Company's principal source of cash flow is the production and sale of its crude oil and natural gas reserves, which are depleting assets. Cash flow from oil and gas sales depends upon the quantity of production and the price obtained for such production. An increase in prices permits the Company to finance its operations to a greater extent with internally generated funds. A decline in prices reduces the cash flow generated by operations, which in turn reduces the funds available for servicing debt, acquiring additional properties and exploring for and developing new reserves.

Net cash provided by operating activities was $4.8 million and $4.0 million for the three months ended March 31, 1994 and 1995, respectively. The decrease in 1995 was primarily due to a $2.7

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million decrease in the changes in assets and liabilities offset by a $2.1 million increase in income before depreciation, depletion and amortization.

Capital Expenditures

The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and sources of debt financing. The Company anticipates capital expenditures during the remainder of 1995 of approximately $37.0 million. The timing of most capital expenditures is discretionary since the Company has no material long-term commitments. Thus, the Company has flexibility to adjust expenditure levels as conditions warrant. The Company primarily uses internally generated cash flow to fund capital expenditures associated with development and enhancement of existing properties. In the event the Company's internally generated cash flow should be otherwise insufficient to meet its debt service or other obligations, the Company may reduce the level of discretionary capital expenditures in order to meet such obligations. The level of the Company's capital expenditures will vary in future periods, depending on energy market conditions, potential return on investment and other related economic factors. The Company believes that cash flow and available credit capacity will be sufficient to fund budgeted capital expenditures and debt service during the remainder of 1995.

Net cash used in investing activities was $3.1 million and $12.7 million for the three month periods ended March 31, 1994 and 1995, respectively. The increase in net cash used in investing activities for 1995 was primarily due to the acquisition of oil and gas properties in the first quarter of 1995.

Of the $13.0 million in capital expenditures for the first three months of 1995, $1.4 million was spent on development drilling and workover programs and $11.6 million on producing property acquisitions.

Financing Arrangements

Under the Company's bank facility, certain banks have provided the Company with a revolving credit facility, which is secured by substantially all of the Company's oil and gas assets, and is renewable on July 1 of each year. In the event of non-renewal, the outstanding advances are converted to a three year term loan. On a semi-annual basis, the banks redetermine the Company's borrowing base based upon their review of the Company's oil and gas reserves. At March 31, 1995, the Company's borrowing base was $58.0 million. As of May 10, 1995, the Company received a commitment from such banks to increase the borrowing base to $80.0 million under the Company's revolving credit facility.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advances under the revolving credit facility bear interest, payable monthly, at a floating rate based on the prime rate or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above prime or LIBOR vary based on the level of outstanding advances and the borrowing base at the time. The average rate of interest for the three months ended March 31, 1995 was 8.0%, due to the combination of a fixed rate based upon LIBOR and the prime rate of interest. In addition, the Company must pay a quarterly standby commitment fee of 0.25% to 0.375% on the unused balance of the revolving credit commitment.

On April 10, 1995, the Company entered into an interest rate hedge whereby the Company has a total of $30 million notional amount hedged for five years beginning in 1995 and continuing through 1999, such notional amount includes the $15.0 million notional amount hedged at year end. The effective interest rates on the Company's interest rate swaps are 7.9% for 1995, 8.9% for 1996 and 9% for 1997 through 1999. At March 31, 1995, the unused and available portion of the revolving commitment under the Company's bank credit facility was $12.1 million. The unused portion of the Company's revolving credit facility provides liquidity to finance future acquisitions. As acquisitions are made and properties are added to the Company's borrowing base, the banks' determination of the borrowing base may be increased. The Company expects that cash flow from operations which is not utilized for capital expenditures will be used to reduce indebtedness.

The Company's wholly-owned subsidiary, Tide West Trading & Transport Company, has a $5.0 million letter of credit facility, all of which was available on March 31, 1995.

Net cash (used in) provided by financing activities was ($497,000) and $12.5 million for the three month periods ended March 31, 1994 and 1995, respectively. The cash provided by financing activities for the three months ended March 31, 1994 consisted primarily of a $500,000 reduction in long-term debt, compared with a $13.6 million net increase in long-term debt for the comparable period in 1995. The increase in net cash provided by financing activities in the first quarter of 1995 was primarily due to the acquisitions of oil and gas properties.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         For information regarding legal proceedings, see the Company's Form 10-K for the fiscal year ended December 31, 1994.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             27.0  Financial Data Schedule

         (b) Reports on Form 8-K

             None

SIGNATURES
- - - - - - ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TIDE WEST OIL COMPANY
                                       ---------------------
                                            Registrant


                                       By: /S/ Peggy E. Gwartney
                                       ----------------------------
                                            Peggy E. Gwartney
                                       Chief Financial Officer
                                       Duly Authorized Officer and
                                       Principal Accounting Officer)



Date:  May 12, 1995

                               INDEX TO EXHIBITS


     The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

                                                              Sequentially
                                                                Numbered
                                                                  Page
                                                              ------------
27.0   Financial Data Schedule