Form 10-Q
period 1995-06-30
TIDE WEST OIL CO
filed 1995-08-14
CIK 705453

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----          OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1995

                              or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----            OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to
                                              ------    ------

                          Commission File No. 0-10727

                             TIDE WEST OIL COMPANY

            (Exact name of registrant as specified in its charter)

               DELAWARE                                 84-0846048

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

As of August 11, 1995, 9,837,428 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                             TIDE WEST OIL COMPANY
                    Index to Quarterly Report on Form 10-Q


PART I.   FINANCIAL INFORMATION                                            PAGE

    Item 1. Financial Statements


            Consolidated Balance Sheets (Unaudited) -                         3
            December 31, 1994 and June 30, 1995

            Consolidated Statements of Income                                 4
            (Unaudited) -Three months and six months ended June 30, 1994 and 1995

            Consolidated Statements of Cash Flows                             5
            (Unaudited) - Six months ended June 30, 1994 and 1995

            Notes to Consolidated Financial Statements                      6-9
            (Unaudited)

    Item 2. Management's Discussion and Analysis of Financial             10-17
              Condition and Results of Operations

PART II.  OTHER INFORMATION

    Item 1. Legal proceedings                                                18

    Item 2. Changes in securities                                            18

    Item 3. Defaults upon senior securities                                  18

    Item 4. Submission of matters to a vote of security-holders           18-19

    Item 5. Other information                                                19

    Item 6. Exhibits and reports on Form 8-K                                 19


Signatures                                                                   20

Part I. Financial Information
Item 1. Financial Statements

Tide West Oil Company
Consolidated Balance Sheets
(UNAUDITED)

                                                                                             December 31,        June 30,
(In thousands, except shares and per share amounts)                                              1994              1995
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                                        $--              $3,756
  Short-term investments, at cost                                                                   --                 633
  Accounts receivable:
    Revenues                                                                                     14,977             15,961
    Other                                                                                         2,960              3,350
  Other current assets                                                                            1,753              1,896
                                                                                             ----------         ----------
              Total current assets                                                               19,690             25,596

Property and Equipment:
  Oil and gas properties (successful efforts method)                                            110,948            141,868
  Other property and equipment                                                                    1,619              1,614
                                                                                             ----------         ----------
                                                                                                112,567            143,482
  Accumulated depreciation, depletion and amortization                                          (20,350)           (29,886)
                                                                                             ----------         ----------
              Property and equipment, net                                                        92,217            113,596

Investments                                                                                      12,064              1,004
Other Assets - Net                                                                                  349                317
                                                                                             ----------         ----------
                                                                                               $124,320           $140,513
                                                                                             ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable:
      Gas purchases                                                                              $9,652            $10,501
      Other                                                                                       2,706              3,362
   Revenues payable                                                                               3,604              3,797
   Accrued liabilities                                                                              736              1,574
                                                                                             ----------         ----------
              Total current liabilities                                                          16,698             19,234

Long-term Debt                                                                                   32,300             44,900

Deferred Tax Liability                                                                            4,863              5,767

Minority Interest                                                                                    --                100

Commitments and Contingencies                                                                        --                 --

Stockholders' Equity:
    Preferred stock, $.01 par value, 20,000,000 shares authorized, none outstanding                  --                 --
    Common stock, $.01 par value, 20,000,000 shares authorized, 9,901,690 and
      9,926,228 shares issued and outstanding at December 31, 1994 and June 30, 1995                 99                100


   Additional paid-in capital                                                                    60,685             60,768
   Treasury stock                                                                                    --             (1,123)
   Retained earnings                                                                              9,675             10,767
                                                                                             ----------         ----------
              Total stockholders' equity                                                         70,459             70,512
                                                                                             ----------         ----------
                                                                                               $124,320           $140,513
                                                                                             ==========         ==========

See notes to the unaudited consolidated financial statements

Tide West Oil Company
Consolidated Statements of Income
(UNAUDITED)


                                                         Three months       Three months         Six months         Six months
                                                             ended             ended                ended             ended
(In thousands, except per share amounts)                 June 30, 1994      June 30, 1995       June 30, 1994      June 30, 1995
---------------------------------------------------------------------------------------------------------------------------------
Revenues:

     Oil and gas                                                $7,362              $8,959            $15,023            $17,405
     Trading and transportation                                 23,210              21,548             50,404             40,788
                                                         -------------       -------------      -------------       ------------
          Total revenues                                        30,572              30,507             65,427             58,193


Operating expenses:

     Lease operating                                             1,153               1,990              2,338              3,903
     Severance taxes                                               491                 619              1,011              1,203
     Dryhole costs                                                  --                  10                 10                 22
     Trading and transportation                                 22,789              21,063             49,344             39,801
     General and administrative:
          Oil and gas                                              723                 849              1,433              1,754
          Trading and transportation                               120                 152                239                291
          Compensation expense - stock options                      45                  45                 90                 90
     Depreciation, depletion and amortization                    2,361               3,537              4,805              7,144
                                                         -------------       -------------      -------------       ------------
          Total operating expenses                              27,682              28,265             59,270             54,208
                                                         -------------       -------------      -------------       ------------
Operating Income                                                 2,890               2,242              6,157              3,985
                                                         -------------       -------------      -------------       ------------

Other Income (Expense):

      Interest income                                               28                  66                 49                123
      Interest expense                                            (338)               (801)              (685)            (1,529)
      Gain (loss) on sale of assets                                 63                (107)                87               (104)
      Equity in earnings of unconsolidated affiliate               342                  --                146                 --
      Loss on commodities transactions, net                         --              (3,420)                --               (518)
      Minority Interest                                             --                  (1)                --                  7
      Other income (expense)                                        15                (121)                18               (117)
                                                         -------------       -------------      -------------       ------------
          Total other income (expense)                             110              (4,384)              (385)            (2,138)


Income (Loss) Before Provision for (Benefit of)                  3,000              (2,142)             5,772              1,847
  Income Taxes
Provision for (Benefit of) Income Taxes                          1,011                (660)             2,148                737
                                                         -------------       -------------      -------------       ------------
Net Income (Loss)                                               $1,989             ($1,482)            $3,624             $1,110
                                                         =============       =============      =============       ============


Weighted Average Common Shares Outstanding                       9,902               9,926              9,902             9,953


Net Income (Loss) Per Common Share                               $0.20              ($0.15)             $0.37             $0.11



See notes to the unaudited consolidated financial statements.

Tide West Oil Company
Consolidated Statements of Cash Flows
(UNAUDITED)



                                                                                      Six months       Six months
                                                                                         ended            ended
(In thousands)                                                                      June 30, 1994      June 30, 1995
---------------------------------------------------------------------------------------------------------------------
Operating Activities:

     Net Income                                                                          $3,624               $1,110
     Adjustments to reconcile net income to net cash provided
          by operating activities:
        Depreciation, depletion and amortization                                          4,805                7,144
        Gain (loss) from sale of assets                                                     (87)                 104
        Equity in earnings of unconsolidated affiliate                                     (146)                  --
        Minority interest of consolidated interest                                           --                  100
        Increase in loss on commodity transactions, net                                      --                  518
    Changes in operating assets and liabilities:
        Increase in short-term investments, at cost                                          --                 (633)
        (Increase) decrease in accounts receivable                                         (174)                 889
        Increase in income tax receivable                                                    --                 (197)
        Increase in other current assets                                                   (614)                (119)
        Increase in other assets                                                            (57)                  --
        Increase in income taxes payable                                                    109                   --
        Increase (decrease) in accounts and revenues payable and accrued liabilities        658                 (122)
        Increase in deferred income taxes                                                   930                  904
                                                                                        -------              -------
                     Total adjustments                                                    5,424                8,588
                                                                                        -------              -------
             Net cash provided by operating activities                                    9,048                9,698


Investing Activities:

        Capital expenditures                                                             (6,229)             (18,109)
        Proceeds from sale of assets                                                        376                  186
        Payment on note receivable                                                           67                  125
        Investment in partnership                                                          (824)                  --
                                                                                        -------              -------
             Net cash used in investing activities                                       (6,610)             (17,798)


Financing Activities:

        Borrowings of long-term debt                                                      5,600               24,984
        Principal payments on long-term debt                                             (8,000)             (12,384)
        Issuance of note receivable                                                          (2)                  --
        Payment on note receivable - officer                                                  5                   15
        Purchase of common shares                                                            --               (1,123)
                                                                                        -------              -------
             Net cash provided by (used in) financing activities                         (2,397)              11,492
                                                                                        -------              -------
Net Increase in Cash and Cash Equivalents                                                    41                3,392

Cash and Cash Equivalents, Beginning of Period                                               72                  364
                                                                                        -------              -------
Cash and Cash Equivalents, End of Period                                                   $113               $3,756
                                                                                        =======              =======


See notes to the unaudited consolidated financial statements.

                             TIDE WEST OIL COMPANY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1995

Note 1.    Basis of Presentation
           ---------------------

           The consolidated financial statements included in this Report have been prepared by Tide West Oil Company (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These consolidated financial statements have not been audited by an independent accountant. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and Horizon Gas Partners, L.P. ("Horizon") which was previously accounted for on the equity method (see Note 2). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet at December 31, 1994, included in this Report, has been derived from the audited consolidated balance sheet.

           On April 10, 1995, Killgore Investments, Inc. ("Killgore") was merged with and into the Company, and 149,538 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Killgore. The merger was accounted for as a pooling of interests. Prior periods financial statements were not restated because the effect of this business combination is not material.

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

Note 2.    Summary of Significant Accounting Policies
           ------------------------------------------

           Investments
           -----------

           Effective January 1, 1995, the Company began consolidating Horizon in its financial statements. This partnership was accounted for under the equity method during 1994 (its first full year of operations). The Company's remaining unconsolidated investment at June 30, 1995 consists of a 17.9 percent limited partnership interest in an oil and gas partnership accounted for under the cost method.

                             TIDE WEST OIL COMPANY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1995

Note 2.    Summary of Significant Accounting Policies (continued)
           ------------------------------------------------------

           Income Taxes
           ------------

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the Company accounts for income taxes on an asset and liability method which requires the recognition of deferred tax liabilities and assets for the tax effects of (a) temporary differences between tax bases and financial reporting bases of assets and liabilities, (b) operating loss carryforwards and (c) tax credit carryforwards.

           Supplemental Disclosures of Cash Flow Information
           -------------------------------------------------

           During the six months ended June 30, 1994 and 1995, cash payments for interest totaled $613,000 and $1.1 million, respectively, of which $117,000 was capitalized for the six months ended June 30, 1995. No interest was capitalized during 1994. Cash payments for income taxes totaled $1.1 million and $31,000 for the six months ended June 30, 1994 and 1995, respectively.

           Effective January 1, 1995, the Company began consolidating the accounts and operations of Horizon in the consolidated financial statements. On April 10, 1995, Killgore was merged with and into the Company, and 149,538 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Killgore. The following table presents Killgore's balance sheet accounts that were combined in the Company's consolidated balance sheet at the dates indicated.

                                                               Horizon     Killgore
           (In thousands)                                      01/01/95    04/10/95
           ------------------------------------------------------------------------
           Cash                                                $   364     $    3
           Accounts receivable                                   1,997        160
           Other current assets                                     21         --
           Property and equipment                               11,941      1,052
           Accumulated depreciation, depletion and
             amortization                                        2,245        355
           Other non current assets                                166         --
           Accounts and revenues payable and
             accrued liabilities                                 1,345        150
           Long-term debt                                           --        645
           Stockholders equity                                      --         65

                             TIDE WEST OIL COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1995

Note 2.    Summary of Significant Accounting Policies (continued)
           ------------------------------------------------------

           Depreciation, Depletion, and Amortization
           -----------------------------------------

           Depreciation, depletion and amortization per equivalent barrel of production from the Company's oil and gas properties for the six months ended June 30, 1994 and 1995, was $3.87 and $4.13, respectively. The increased rate was due to oil property acquisitions in the first half of 1995 and the consolidation of Horizon.

           Reclassification
           ----------------

           Certain reclassifications were made to the 1994 financial statements to conform to the presentation used in 1995.

Note 3.    Earnings per Share
           ------------------

           During the first half of 1995, the Company repurchased 125,000 shares of the Company's outstanding common stock on the open market for an aggregate price of $1.1 million. The cost of these shares is reflected as Treasury stock. On April 10, 1995, Killgore was merged with and into the Company, and 149,538 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Killgore. The merger was accounted for as a pooling of interests but prior periods earnings per share are not restated since the effect is immaterial. Earnings per common share for the periods presented have been computed using the weighted average number of common shares outstanding. Outstanding stock options and warrants are not included in the weighted average shares outstanding for any period since their effect on earnings per share is immaterial or not dilutive.

Note 4.    Fair Value of Financial Instruments
           -----------------------------------

           Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash, accounts receivable, short-term borrowing, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these instruments. The carrying value of long-term debt is also considered to approximate fair value based on its current interest rate and terms. The estimated fair value amounts of the Company's

                             TIDE WEST OIL COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1995

Note 4.    Fair Value of Financial Instruments (continued)
           -----------------------------------------------

           off--balance sheet financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.


           (In thousands)                                                        June 30, 1995
           ---------------------------------------------------------------------------------------------
                                                                             Carrying          Fair
                                                                              Amount           Value
           ---------------------------------------------------------------------------------------------
           Off-Balance Sheet Financial Instruments --

           Unrealized Losses:
             Interest rate swap agreements                                   $   --          $ (788)
             Commodity contracts                                               (338)           (338)


           During the first quarter of 1995, the Company recorded an unrealized mark-to-market gain of $2.9 million on 20.0 Bcf of natural gas commodity contracts which do not qualify as hedges. In the second quarter of 1995, the Company reversed the $2.9 million mark-to-market gain and recorded a realized (or cash) loss of $180,000 on
           10.0 Bcf of the natural gas commodity contracts which expired or which were cleared in the three months ended June 30, 1995. Additionally a mark-to-market unrealized loss of $338,000 was recorded at June 30, 1995 on the remaining 10.0 Bcf. The effect of these commodity transactions on the Company's financial statements was a second quarter loss of $3.4 million and a year to date loss of $518,000 as reflected in the heading Loss on commodity transaction, net. The cash effect of the remaining 10.0 Bcf will be realized in the months when the contracts actually expire or when the positions are closed out. The Company has the potential to recognize significant gains or losses as a result of these transactions.

Note 5.    Subsequent Event
           ----------------

           On July 21, 1995 the Company repurchased 88,800 shares of the Company's common stock on the open market at $10.25 per share.

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General
-------

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


                                                           Three Months Ended            Six Months Ended
                                                       ------------------------        -------------------
                                                                 June 30,                    June 30,
                                                       ------------------------        -------------------
                                                         1994            1995(1)         1994       1995(1)
                                                       ------            ------        ------     --------
Net Sales Volumes:
 Oil (MBbls)                                               95               134           191        259
 Natural gas (MMcf)                                     3,268             4,481         6,299      8,823
 Oil equivalent (MBOE)                                    639               881         1,240      1,730
Average Sales Prices:
 Oil (per Bbl)                                         $15.89            $17.50        $14.55     $16.73
 Natural gas (per Mcf)(2)                                1.70              1.41          1.87       1.41

Operating Expenses per BOE of Net Sales:
 Lease operating                                       $ 1.80            $ 2.26        $ 1.89     $ 2.26
 Severance tax                                            .77               .70           .82        .70
 General and administrative(3)                           1.32              1.14          1.35       1.18

----------------------
(1) Amounts for the three months and six months ended June 30, 1995, include the Company's proportionate share of Horizon.
(2) Does not include the effect of the Company's hedging activities.
(3) Does not include compensation expense -- stock options.

Prices received by the Company for sales of oil and natural gas fluctuate significantly from period to period. Relatively modest changes in either oil or gas prices can significantly impact the Company's results of operations and cash flows. The prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. The large drop in spot market natural gas prices had a significant adverse effect on the value of the Company's reserves at year end 1994. Likewise, declines in natural gas or oil prices could adversely affect the semi-annual borrowing base determination under the Company's current credit agreement.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the period from October 1989 through June 30, 1995, the Company completed 52 property acquisitions for a total expenditure of approximately $129.0 million. As a result, the Company's equivalent reserves increased 210% in 1992, 63% in 1993 and 22% in 1994, while production and revenues have also increased.

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

Three Months Ended June 30, 1995
Compared to Three Months Ended June 30, 1994

Oil and gas revenues increased $1.6 million, or 22%, during the three months ended June 30, 1995 compared to the same period in 1994. This increase was due, in part, to a 42% increase in crude oil sales volumes and a 37% increase in natural gas sales volumes, while average sales prices received for crude oil increased by $1.61 per Bbl, or 10%, and natural gas decreased by $0.29 per Mcf, or 17%. The increase in production is primarily related to the production from certain oil and gas properties acquired through various acquisitions which were closed during the last half of 1994 and the first quarter of 1995, and the consolidation of Horizon in the first quarter of 1995. The consolidation of Horizon increased oil and gas revenues by $923,000, or 12%. Excluding the consolidation of Horizon, oil and gas revenues increased by $674,000, or 10%.

The Trading and transportation net margins increased in the second quarter of 1995 as compared to the second quarter of 1994 by $65,000. The average sales price of gas sold in the second quarter of 1995 was $1.57, significantly lower than the average sales price of $1.86 in the second quarter of 1994. The average cost of gas sold was proportionately lower as well. The average net margin per MMBTU decreased to two cents per MMBTU in the second quarter of 1995, down from three cents per MMBTU in the second quarter of 1994. Offsetting the one cent decrease in net margins per MMBTU was an increase in the quantity of gas marketed in the second quarter of 1995, up to 16.2 Bcf, from 14.7 Bcf in the second quarter of 1994. Natural gas marketed for the Company amounted to 16% of the total gas sold by Tide West Trading & Transport Company in both the second quarters of 1994 and 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In order to reduce price fluctuation risk, Tide West Trading & Transport Company hedges its position throughout each trading month. The second quarter 1995 hedging activity yielded a gain of $111,000, however, the second quarter of 1994 hedging activity yielded a gain of only $14,000. The primary reason for the increase in net Trading and transportation margins in the second quarter of 1995, when compared to the same period in 1994, was the additional hedging gains in the second quarter of 1995.

Lease operating expenses increased $837,000, or 73% for the second quarter of 1995 compared to the second quarter of 1994. The increase in lease operating expense is due to the property acquisitions added in the last half of 1994 and in the first quarter of 1995 and the consolidation of Horizon in the first quarter of 1995. The consolidation of Horizon increased lease operating expenses by $240,000, or 21%. Excluding the consolidation of Horizon, lease operating expenses increased by $597,000 or 52%.

Severance taxes increased $128,000, or 26% as a result of a 22% increase in oil and gas revenues.

General and administrative expenses, excluding compensation expense -- stock options, increased $158,000, or 19%, for the second quarter of 1995 compared to the second quarter of 1994, due primarily to the expansion of the Company's developmental drilling and workover activities, the acquisition of oil and gas properties during the last half of 1994 and the first quarter of 1995, and the consolidation of Horizon in the first quarter of 1995. The consolidation of Horizon increased general and administrative expenses, $109,000, or 13%. Excluding the consolidation of Horizon, general and administrative expenses increased $49,000, or 6%.

Depreciation, depletion and amortization increased $1.2 million, or 50% as a result of the oil and gas properties acquired in the last half of 1994 and the first quarter of 1995, and the consolidation of Horizon in the first quarter of 1995. The consolidation of Horizon increased depreciation, depletion and amortization $396,000 or 17%. Excluding the consolidation of Horizon, depreciation, depletion and amortization increased $780,000 or 33%, due in part to the acquisition of oil properties in the first quarter of 1995 which have a high depletion rate per BOE.

Interest expense increased by $463,000, or 137%, as a result of the increase in the average outstanding advances under the Company's revolving credit facility and an increase in interest rates.

Interest income increased $38,000, or 136%, due to interest earned on a $1.5 million required margin account balance associated with the Company's futures transactions in the first half of 1995 and the consolidation of Horizon.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of 1995, the Company recorded an unrealized mark-to-market gain of $2.9 million on 20.0 Bcf of natural gas commodity contracts which do not qualify as hedges. In the second quarter of 1995, the Company reversed the $2.9 million mark-to-market gain and recorded a realized (or cash) loss of $180,000 on 10.0 Bcf of the natural gas commodity contracts which expired or which were cleared in the three months ended June 30, 1995. Additionally, a mark-to-market unrealized loss of $338,000 was recorded at June 30, 1995 on the remaining 10.0 Bcf. The effect of these commodity transactions on the Company's financial statements was a second quarter loss of $3.4 million and a year to date loss of $518,000, as reflected in the heading Loss on commodity transactions, net. The cash effect of the remaining 10.0 Bcf will be realized in the months when the contracts actually expire or when the positions are closed out. The Company did not have any gains or losses in the comparable period of 1994.

Equity in earnings of unconsolidated affiliate was recorded in the second quarter of 1994 due to the Company's investment in Horizon. Effective January 1, 1995, the Company began consolidating Horizon in the Company's consolidated statements (see Note 2).

Six Months Ended June 30, 1995
Compared to Six Months Ended June 30, 1994

Oil and gas revenues increased $2.4 million, or 16%, during the six months ended June 30, 1995 compared to 1994. This increase was due, in part, to a 36% increase in crude oil sales volumes and a 40% increase in natural gas sales volumes, while average sales prices received for crude oil increased by $2.15 per bbl, or 15%, and natural gas decreased by $.46 per Mcf, or 25%. The increase in production is primarily related to the production from certain oil and gas properties acquired through various acquisitions which were closed during the last half of 1994 and the first quarter of 1995, and the consolidation of Horizon in the first quarter of 1995. The consolidation of Horizon increased oil and gas revenues by $2.1 million, or 14%. Excluding the consolidation of Horizon, oil and gas revenues increased by $304,000 or 2%.

The Trading and transportation net margins decreased in the six month period ended June 30, 1995 as compared to the six month period ended June 30, 1994 by $73,000. The average sales price of gas sold in the six month period ended June 30, 1995 was $1.49, considerably lower than the average sales price of $2.00 in the six month period ended June 30, 1994. The average cost of gas sold was proportionately lower as well, with both the six months ended June 30, 1994 and 1995 yielding an average of three cents net margin per MMBTU. The quantity of gas marketed increased in the six month period ended June 30, 1995 to 32.6 Bcf, up from 29.3 Bcf in the six month period ended June 30, 1994. Natural gas marketed for the Company amounted to 16% of the total gas sold by Tide West Trading & Transport Company in the six month period ended June 30, 1995 and 14% in the six month period ended June 30, 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In order to reduce price fluctuation risk, Tide West Trading & Transport Company hedges its position throughout each trading month. This hedging activity impacts the Trading and transportation revenue reported. The six month period ended June 30, 1995 yielded a loss of $4,500, however, the six month period ended June 30, 1994 hedging activity yielded a gain of $180,820. The primary reason for the decrease in net Trading and transportation margins for the six month period ended June 30, 1995, when compared to the same period in 1994, was the hedging gains reported in the six month period ended June 30, 1994.

Lease operating expenses increased $1.6 million, or 67%, for the first six months of 1995 compared to the first six months of 1994. The increase in lease operating expense is due to the property acquisitions added in the last half of 1994 and in the first quarter of 1995 and the consolidation of Horizon in the first quarter of 1995. The consolidation of Horizon increased lease operating expenses by $814,000, or 35%. Excluding the consolidation of Horizon, lease operating expenses increased $751,000, or 32%.

Severance taxes increased $192,000, or 19%, as a result of a 16% increase in oil and gas revenues.

General and administrative expenses, excluding compensation expense -- stock options, increased $373,000 or 22%, for the first six months of 1995 compared to the first six months of 1994, due primarily to the expansion of the Company's developmental drilling and workover activities, the acquisition of oil and gas properties during the last half of 1994 and the first quarter of 1995, and the consolidation of Horizon in the first quarter of 1995. The consolidation of Horizon increased general and administrative expenses $212,000, or 13%. Excluding the consolidation of Horizon, general and administrative expenses increased $161,000, or 9%.

Depreciation, depletion and amortization increased $2.3 million, or 49%, as a result of the oil and gas properties acquired in the last half of 1994 and the first quarter of 1995, and the consolidation of Horizon in the first quarter of 1995. The consolidation of Horizon increased depreciation, depletion and amortization $932,000, or 20%. Excluding the consolidation of Horizon, depre-ciation depletion and amortization increased $1.4 million, or 29%, due in part to the acquisition of oil properties in the first quarter of 1995 which have a high depletion rate per BOE.

Interest expense increased by $844,000, or 123%, as a result of the increase in the average outstanding advances under the Company's revolving credit facility and an increase in interest rates.

Interest income increased $74,000, or 151%, due to interest earned on a $1.5 million required margin account balance associated with the Company's futures transactions in the first half of 1995 and the consolidation of Horizon.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Losses on commodity transactions were recorded in the amount $518,000 before income taxes in the first half of 1995. These commodity transactions do not qualify as hedges. In the first six months of 1995, the Company purchased 20.0 Bcf of natural gas, at an average NYMEX price of $1.70 per Mcf, for deliveries from June 1995 through September 1996. During the first half of 1995, 10.0 Bcf of the commodity transactions were cleared or expired. The positions which were cleared or which expired resulted in a realized loss of $180,000 before tax. A mark-to-market unrealized loss of $338,000 was recorded at June 30, 1995 on the remaining 10.0 Bcf. The cash effect of the remaining 10.0 Bcf will be realized in the months when the contracts actually expire or when the positions are closed out. The Company has the potential to recognize significant gains or losses as a result of these contracts. The Company did not have any unrealized gains or losses in the comparable period in 1994.

Equity in earnings of unconsolidated affiliate was recorded in the first six months of 1994 due to the Company's investment in Horizon. Effective January 1, 1995, the Company began consolidating Horizon in the Company's consolidated statements (see Note 2).

Capital Resources and Liquidity

The Company intends to continue to expand its reserve base through acquisitions of producing oil and gas properties. Sources of capital for such expansion include internally generated cash flow and borrowing capacity under the Company's revolving credit facility. At June 30, 1995, the Company had working capital of $6.4 million, long-term debt of $44.9 million and stockholders' equity was $70.5 million.

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

Net cash provided by operating activities was $9.0 million and $9.7 million for the six months ended June 30, 1994 and 1995, respectively.

Capital Expenditures

The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and sources of debt financing. The Company anticipates capital expenditures during the remainder of 1995 of approximately $32.0 million. The timing of most capital expenditures is discretionary since the Company has no material long-term commitments. Thus, the Company

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

has flexibility to adjust expenditure levels as conditions warrant. The Company primarily uses internally generated cash flow to fund capital expenditures associated with development and enhancement of existing properties. In the event the Company's internally generated cash flow should be otherwise insufficient to meet its debt service or other obligations, the Company may reduce the level of discretionary capital expenditures in order to meet such obligations. The level of the Company's capital expenditures will vary in future periods, depending on energy market conditions, potential return on investment and other related economic factors. The Company believes that cash flow and available credit capacity will be sufficient to fund budgeted capital expenditures and debt service during the remainder of 1995.

Net cash used in investing activities was $6.6 million and $17.8 million for the six month periods ended June 30, 1994 and 1995, respectively. The increase in net cash used in investing activities for 1995 was primarily due to the acquisition of oil and gas properties in the first quarter of 1995.

Of the $18.1 million in capital expenditures for the first half of 1995, $6.4 million was spent on development drilling and workover programs and $11.7 million on producing property acquisitions.

Financing Arrangements

Under the Company's bank facility, certain banks have provided the Company with a revolving credit facility, which is secured by substantially all of the Company's oil and gas assets, and is renewable on July 1 of each year. In the event of non-renewal, the outstanding advances are converted to a three year term loan. On a semi-annual basis, the banks redetermine the Company's borrowing base based upon their review of the Company's oil and gas reserves. On June 15, 1995, the Company renewed it's revolving facility and the Company's borrowing base was increased from $58.0 million to $80.0 million.

Advances under the revolving credit facility bear interest, payable monthly, at a floating rate based on the prime rate or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above prime or LIBOR vary based on the level of outstanding advances and the borrowing base at the time. The average rate of interest for the six months ended June 30, 1995 was 8.0%, due to the combination of a fixed rate based upon LIBOR and the prime rate of interest (9.0% at June 30, 1995). In addition, the Company must pay a quarterly standby commitment fee of 0.25% to 0.375% on the unused balance of the revolving credit commitment.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 10, 1995, the Company entered into an interest rate hedge whereby the Company has a total of $30 million notional amount hedged for five years beginning in 1995 and continuing through 1999, such notional amount includes the $15.0 million notional amount hedged at December 31, 1994. The effective interest rates on the Company's interest rate swaps are 7.9% for 1995, 8.9% for 1996 and 9% for 1997 through 1999. At June 30, 1995, the unused and available portion of the revolving commitment under the Company's bank credit facility was $35.1 million. The unused portion of the Company's revolving credit facility provides liquidity to finance future acquisitions. As acquisitions are made and properties are added to the Company's borrowing base, the banks' determination of the borrowing base may be increased. The Company expects that cash flow from operations which is not utilized for capital expenditures will be used to reduce indebtedness.

The Company's wholly-owned subsidiary, Tide West Trading & Transport Company, has a $5.0 million letter of credit facility, $4.55 million of which was available at June 30, 1995.

Net cash (used in) provided by financing activities was $(2.4) million and $11.5 million for the six month periods ended June 30, 1994 and 1995, respectively. The cash financing activities for the six months ended June 30, 1994 consisted primarily of a $2.4 million reduction in long-term debt, compared with a $12.6 million net increase in long-term debt for the comparable period in 1995. The increase in net cash provided by financing activities in the first half of 1995 was primarily due to the acquisitions of oil and gas properties.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information regarding legal proceedings, see the Company's Form 10-K for the fiscal year ended December 31, 1994.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on May 2, 1995, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected Philip B. Smith, Robert H. Mase, Douglas J. Flint, R. Gamble Baldwin, David R. Albin, Kenneth A. Hersh, and Robert A. Curry as directors of the Company for one-year terms. The stockholders also considered and approved the appointment of Deloitte & Touche LLP as independent auditor of the Company for the fiscal year ending December 31, 1995.

         There were present at the Annual Meeting, in person or by proxy, stockholders holding 9,238,873 shares of the common stock of the Company, or 93.3% of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting:


                                                                          AGAINST         BROKER
                                                                            OR            NON-
                                            FOR         WITHHELD         ABSTAINED        VOTES
                                           -----        --------         ---------        -----
     1.  Election of  Directors:

             Philip B. Smith             9,215,379       23,494               --             --
             Robert H. Mase              9,215,491       23,382               --             --
             Douglas J. Flint            9,214,991       23,882               --             --
             R. Gamble Baldwin           9,149,191       40,682               --             --
             David R. Albin              9,215,389       23,484               --             --
             Kenneth A. Hersh            9,215,291       23,582               --             --
             Robert A. Curry             9,215,389       23,484               --             --



2. Ratification of Deloitte & Touche LLP as independent auditor of the Company for fiscal 1995:

                                        AGAINST                      BROKER
                                          OR                         NON-
                             FOR        WITHHELD      ABSTAINED      VOTES
                           --------     --------      ----------     -----
                           9,234,425      2,789          1,659         --


ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                 10.1 Second Amended and Restated Credit Agreement dated as of June 15, 1995, among Tide West Oil Company, as borrower, Union Bank, Texas Commerce Bank, Den Norske Bank AS and Colorado National Bank, as lenders, and Union Bank, as Agent.

                 10.2 Fourth Amendment to Credit Agreement dated April 17, 1995, among Tide West Trading & Transport Company, as borrower, Union Bank, Den Norske Bank AS and Colorado National Bank, as lenders, and Union Bank, as Agent.

                 10.3 Third Amendment to Credit Agreement dated March 17, 1995, among Tide West Trading & Transport Company, as borrower, Union Bank, Den Norske Bank AS and Colorado National Bank, as lenders, and Union Bank, as Agent.

                 27.0   Financial Data Schedule

          (b) Reports on Form 8-K

               None

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TIDE WEST OIL COMPANY
                                    ---------------------
                                         Registrant


                                    By: /S/ Peggy E. Gwartney
                                    ----------------------------
                                       Peggy E. Gwartney
                                    Chief Financial Officer and
                                    Treasurer (Duly Authorized Officer and
                                    Principal Accounting Officer)



Date: August 11, 1995

                               INDEX TO EXHIBITS


     The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


                                                           Sequentially
                                                             Numbered
                                                               Page
                                                          --------------

10.1 Second Amended and Restated Credit Agreement dated as of June 15, 1995 among Tide West Oil
        Company, as borrower, Union Bank, Texas
        Commerce Bank, Den Norske Bank AS and
        Colorado National Bank as lenders, and Union
        Bank, as Agent.

10.2 Fourth Amendment to Credit Agreement dated as of April 17, 1995, among Tide West Trading &
        Transport Company, as borrower, Union Bank,
        Den Norske Bank AS and Colorado National
        Bank, as lenders, and Union Bank, as Agent.


10.3 Third Amendment to Credit Agreement dated as of March 17, 1995, among Tide West Trading &
        Transport Company, as borrower, Union Bank,
        Den Norske Bank AS and Colorado National
        Bank, as lenders, and Union Bank, as Agent.


27.0    Financial Data Schedule

