Form 10-Q
period 1995-09-30
TIDE WEST OIL CO
filed 1995-11-14
CIK 705453

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
   ------         OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

       OR

   ______     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                (918) 488-8962

                        (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

As of November 10, 1995, 9,839,428 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                             TIDE WEST OIL COMPANY
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.   FINANCIAL INFORMATION                                       PAGE

     Item 1. Financial Statements

  Consolidated Balance Sheets (Unaudited) -                              3
  December 31, 1994 and September  30, 1995

  Consolidated Statements of Income                                      4
  (Unaudited) -Three months and nine months ended September 30, 1994 and 1995

  Consolidated Statements of Cash Flows                                  5
  (Unaudited) - Nine months ended September  30, 1994 and 1995

  Notes to Consolidated Financial Statements                          6-10
  (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial           11-16
 Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.  Legal proceedings                                         17

     Item 2.  Changes in securities                                     17

     Item 3.  Defaults upon senior securities                           17

     Item 4.  Submission of matters to a vote of security-holders       17

     Item 5.  Other information                                         17

     Item 6.  Exhibits and reports on Form 8-K                          17

Signatures                                                              18

Part I.  Financial Information
Item 1. Financial Statements

Tide West Oil Company
Consolidated Balance Sheets
(UNAUDITED)



                                                                December 31,      September 30,
(In thousands, except shares and per share amounts)                 1994              1995
---------------------------------------------------             ------------      -------------

ASSETS

Current Assets:
    Cash and cash equivalents                                         $  ---             $1,752
    Short-term investments, at cost                                      ---              2,492
    Accounts receivable:
      Revenues                                                        14,977             15,272
      Other                                                            2,960              3,626
    Other current assets                                               1,753              1,812
                                                                    --------           --------
                     Total current assets                             19,690             24,954

Property and Equipment:
    Oil and gas properties (successful efforts method)               110,948            144,126
    Other property and equipment                                       1,619              1,702
                                                                    --------           --------
                                                                     112,567            145,828
     Accumulated depreciation, depletion and amortization            (20,350)           (30,476)
                                                                    --------           --------
                                   Property and equipment, net        92,217            115,352

Investments                                                           12,064                995
Other Assets, Net                                                        349                307
                                                                    --------           --------
                                                                    $124,320           $141,608
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable:
       Gas purchases                                                  $9,652             $8,882
        Other                                                          2,706              3,219
   Revenues payable                                                    3,604              2,846
   Accrued liabilities                                                   736                910
                                                                    --------           --------
                   Total current liabilities                          16,698             15,857

Long-term Debt                                                        32,300             46,265

Deferred Income Taxes                                                  4,863              7,402

Minority Interest                                                        ---                 14

Commitments and Contingencies                                            ---                ---

Stockholders' Equity:
   Preferred stock, $.01 par value, 20,000,000 shares authorized
         none outstanding                                                ---                ---
   Common stock, $.01 par value, 20,000,000 shares authorized,
         9,901,690, and 9,839,428 shares issued and outstanding
         at December 31 and September 30, 1995                            99                100
   Additional paid-in capital                                         60,685             60,764
   Treasury stock                                                                        (2,033)
   Retained earnings                                                   9,675             13,239
                                                                    --------           --------
                  Total stockholders' equity                          70,459             72,070
                                                                    --------           --------
                                                                    $124,320           $141,608
                                                                    ========           ========

See notes to the unaudited consolidated financial statements.

Tide West Oil Company
Consolidated Statements of Income
(UNAUDITED)


                                             Three months       Three months         Nine months         Nine months
                                                ended               ended               ended               ended
(In thousands except per share amounts)   September 30, 1994  September 30, 1995  September 30, 1994  September 30, 1995
---------------------------------------   ------------------  ------------------  ------------------  ------------------

Revenues:

     Oil and gas                                  $7,598              $8,719           $22,621              $26,124
     Trading and transportation                   18,010              19,076            68,414               59,864
                                                  ------              ------            ------               ------
          Total revenues                          25,608              27,795            91,035               85,988

Expenses:

     Lease operating                               1,144               1,865             3,482                5,768
     Severance taxes                                 520                 584             1,531                1,788
     Dryhole cost                                     59                 ---                59                    9
     Trading and transportation                   17,715              18,475            67,058               58,276
     General and administrative:
          Oil and gas                                779                 767             2,190                2,521
          Trading and transportation                 156                 105               418                  396
          Compensation expense - stock options        45                  45               135                  135
     Depreciation, depletion and amortizatation    2,944               1,509             7,759                8,653
                                                  ------              ------            ------               ------

          Total expenses                          23,362              23,350            82,632               77,546
                                                  ------              ------            ------               ------

Operating Income                                   2,246               4,445             8,403                8,442
                                                  ------              ------            ------               ------

Other Income (Expense):

      Interest income                                 22                  75                70                  197
      Interest expense                              (506)               (862)           (1,191)              (2,391)
      Gain (loss) on sale of assets                   38                  62               125                  (42)
      Equity in earnings (loss) of
        unconsolidated affiliates                    (71)                ---                75                  ---
      Gain (loss) on commodities
        transactions, net                            ---                  131              ---                 (386)
      Minority Interest                              ---                 (14)              ---                   (7)
      Other income (expense)                         (41)                 16               (22)                (113)
                                                  ------              ------            ------               ------

          Total other income (expense)              (558)               (592)             (943)              (2,742)

Income before income taxes                         1,688               3,853             7,460                5,700
Provision for income taxes                           605               1,422             2,753                2,159
                                                  ------              ------            ------               ------
Net Income                                        $1,083              $2,431            $4,707               $3,541
                                                  ------              ------            ------               ------

Weighted Average Common Shares Outstanding         9,902               9,863             9,902                9,922

Net Income Per Common Share                        $0.11               $0.25             $0.48                $0.36

                                                  ------              ------            ------               ------

See notes to the unaudited consolidated financial statements.

Tide West Oil Company
Consolidated Statements of Cash Flows
(UNAUDITED)


                                                             Nine months          Nine months
                                                                ended               ended
(In thousands)                                              September 30, 1994  September 30, 1995
                                                            ------------------  ------------------
Operating Activities:

     Net Income                                                    $4,707           $3,541
     Adjustments to reconcile net income to net cash provided
          by operating activities:
        Depreciation, depletion and amortization                    7,759            8,653
        (Gain) loss from sale of assets                              (125)              42
        Dryhole cost                                                   59                9
        Equity in earnings of unconsolidated affiliate                (75)              --
        Minority interest of consolidated interest                     --               14
        Loss on commodity transactions, net                            --              386
    Changes in operating assets and liabilities:
        Decrease  in accounts receivable                            4,607            1,484
        Increase in income tax receivable                            (740)            (380)
        Increase in other current assets                             (831)             (36)
        Decrease (increase) in other assets                           (63)              24
        Decrease in income taxes payable                              (96)              --
        Decrease in accounts and revenues payable
          and accrued liabilities                                  (2,899)          (3,375)
        Increase in deferred income taxes                           1,761            2,539
                                                                  -------          -------
                     Total adjustments                              9,357            9,360
                                                                  -------          -------
             Net  cash provided by operating activities            14,064           12,901


Investing Activities:

        Capital expenditures                                      (24,623)         (23,957)
        Proceeds from sale of assets                                  638            2,806
        Purchase of short-term investments                             --           (2,492)
        Payment on note receivable                                    101              168
        Investment in partnership                                  (3,300)              --
                                                                  -------          -------
             Net cash used in investing activities                (27,184)         (23,475)


Financing Activities:

        Borrowings of long-term debt                               25,800           38,839
        Principal payments on long-term debt                      (12,400)         (24,874)
        Exercise of stock options                                      --               15
        Payment  on note receivable - officer                          17               15
        Purchases of treasury stock                                    --           (2,033)
                                                                  -------          -------
             Net cash provided by financing activities             13,417           11,962

Net Increase  in Cash and Cash Equivalents                            297            1,388
Cash and Cash Equivalents, Beginning of Period                         72              364
                                                                  -------          -------
Cash and Cash Equivalents, End of Period                             $369           $1,752
                                                                  =======          =======


See notes to the unaudited consolidated financial statements.

                             TIDE WEST OIL COMPANY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE NINE  MONTHS ENDED SEPTEMBER  30, 1994 AND 1995

Note 1.    Basis of Presentation
           ---------------------

The consolidated financial statements included in this Report have been prepared by Tide West Oil Company (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These consolidated financial statements have not been audited by an independent accountant. The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and Horizon Gas Partners, L.P. ("Horizon"), which
was previously accounted for on the equity method (see Note 2).   All
significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet at December 31, 1994, included in this Report, has been derived from the audited consolidated balance sheet.

On April 10, 1995, Killgore Investments, Inc. ("Killgore") was merged with and into the Company, and 149,538 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Killgore. The merger was accounted for as a pooling of interests. Prior periods financial statements were not restated because the effect of this business combination was not material.

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

Note 2.    Summary of Significant Accounting Policies
           ------------------------------------------

Investments
-----------

Effective January 1, 1995, the Company began consolidating Horizon in its financial statements. This partnership was accounted for under the equity method during 1994 (its first full year of operations). The Company's remaining unconsolidated investment at September 30, 1995 consists of a 17.9 percent limited partnership interest in an oil and gas partnership accounted for under the cost method.

                             TIDE WEST OIL COMPANY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1994 AND 1995

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

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

During the nine months ended September 30, 1994 and 1995, cash payments for interest totaled $1.2 million and $2.6 million, respectively, of which $235,000 was capitalized for the nine months ended September 30, 1995. No interest was capitalized during 1994. Cash payments for income taxes totaled $1.8 million and $38,000 for the nine months ended September 30, 1994 and 1995, respectively. The Company's total income tax liability for 1994 was $835,000, resulting in a refund of overpaid tax in October 1995.

Effective January 1, 1995, the Company began consolidating the accounts and operations of Horizon in the consolidated financial statements. On April 10, 1995, Killgore was merged with and into the Company, and 149,538 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Killgore. The following table presents the balance sheet accounts that were combined in the Company's consolidated balance sheet at the dates indicated:


                                            Horizon   Killgore
(In thousands)                             01/01/95   04/10/95
--------------                             ---------  ---------
Cash                                       $     364  $       3
Accounts receivable                            1,997        160
Other current assets                              21        ---
Property and equipment                        11,941      1,052
Accumulated depreciation, depletion and
 amortization                                  2,245        355
Other non current assets                         166        ---
Accounts and revenues payable and
  accrued liabilities                          1,345        150
Long-term debt                                   ---        645
Stockholders equity                              ---         65

                             TIDE WEST OIL COMPANY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE NINE  MONTHS ENDED SEPTEMBER  30, 1994 AND 1995

Note 2.    Summary of Significant Accounting Policies (continued)
           ------------------------------------------------------

Depreciation, Depletion, and Amortization
-----------------------------------------

During the third quarter of 1995 the Company changed from the property-by-property basis to the field basis of applying the unit-of-production method to calculate depreciation, depletion and amortization ("DD&A") on producing oil and gas property. The field basis provides a better matching of expenses with revenues over the productive life of the properties, and, therefore, the Company believes the new method is preferable to the property-by-property basis. The effect of the accounting change was not material and prior interim periods were not restated. There was no material cumulative effect related to this change in computing DD&A at January 1, 1995.

The Company's proved reserves at September 30, 1995 were 7.2 million barrels of oil and 253 billion cubic feet of gas, up 3.9 million barrels of oil and 73 billion cubic feet of gas over proved reserves at year-end 1994. At September 30, 1995, 6.0 million barrels of oil and 186 billion cubic feet of natural gas were proved developed reserves.

Due to the revision of reserve estimates, DD&A expense for 1995 was recomputed based upon the revised reserves and depreciation expense and accumulated depreciation, depletion and amortization was reduced by $1.1 million during the three months ended September 30, 1995, increasing net income by $725,000 and increasing earnings per share by seven cents in the quarter ended September 30, 1995.

Depreciation, depletion and amortization per equivalent barrel of production from the Company's oil and gas properties for the nine months ended September 30, 1994 and 1995, was $3.95 and $3.26, respectively.

Reclassification
----------------

Certain reclassifications were made to the 1994 financial statements to conform to the presentation used in 1995.

Note 3.    Earnings per Share
           ------------------

During the first nine months of 1995, the Company repurchased 213,800 shares of its outstanding common stock on the open market for an aggregate price of approximately $2.0 million. The cost of these shares is reflected as Treasury stock. On September 11, 1995, 2,000 employee stock options were exercised at $8.125 per share. On April 10, 1995, Killgore was merged with and into the Company, and 149,538 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Killgore. The merger was accounted for as a pooling of interests but prior periods earnings per share are not restated since the effect is immaterial. Earnings per common

                             TIDE WEST OIL COMPANY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE NINE  MONTHS ENDED SEPTEMBER  30, 1994 AND 1995

Note 3.    Earnings per Share (continued)
           ------------------------------

share for the periods presented have been computed using the weighted average number of common shares outstanding. Outstanding stock options and warrants are not included in the weighted average shares outstanding for any period since their effect on earnings per share is immaterial or not dilutive.

Note 4.    Fair Value of Financial Instruments
           -----------------------------------

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash, short-term investments, accounts receivable, short-term borrowing, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these instruments. The carrying value of long-term debt is also considered to approximate fair value based on its current interest rate and terms. The estimated fair value amounts of the Company's off-balance sheet financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgement is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.


(In thousands)                                     September 30, 1995
--------------                                     ------------------
                                                  Carrying          Fair
                                                   Amount           Value
                                                  --------          -----

Off-Balance Sheet Financial Instruments -
   Unrealized Losses:
Interest rate swap agreements                     $   ----         $( 1,157)
Commodity contracts                                  ( 155)         (   155)

In the first nine months of 1995, losses on commodity transactions were recorded in the amount $386,000 before income taxes, of which $232,000 has been realized. These commodity transactions do not qualify as hedges. The cash effect of the remaining 10.0 Bcf natural gas commodity contracts, at a price of $1.81 from December 1995 through September 1996, will be realized in the months when the contracts expire or when the positions are closed out. The Company has the potential to recognize significant gains or losses as a result of these contracts.

                             TIDE WEST OIL COMPANY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            FOR THE NINE  MONTHS ENDED SEPTEMBER  30, 1994 AND 1995


Note 5.    Accounting For Long-Lived Assets
           --------------------------------

In March 1995, the Financial Accounting Standards Board issued
Statement of   Financial Accounting Standards No. 121 ("FAS 121"),
"Accounting for the   Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of". Effective for fiscal years beginning after December 15, 1995, FAS 121 attempts to standardize methods used to determine whether the costs of long-lived assets will be recovered,
and how such cost should be tested for value impairment.    The
Company has not determined the effect of this pronouncement, if any, on its consolidated financial statements.

Note 6.    Subsequent Event
           ----------------

On October 18, 1995, the Company entered into an arrangement under which the Company has engaged Merrill Lynch & Co. ("Merrill Lynch") as financial
advisor with respect to the sale of the Company.   Merrill Lynch will assist the
Company in identifying purchasers for the Company and in analyzing, structuring, negotiating and effecting proposed business combinations. Merrill Lynch's engagement as financial advisor may be terminated by either the Company or Merrill Lynch at any time after February 1, 1997.

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

                                       Three Months Ended                      Nine Months Ended
                                       ------------------                      -----------------
                                          SEPTEMBER 30                            SEPTEMBER 30
                                          ------------                            ------------
                                    1994               1995(1)              1994                1995 (1)
                                    ----               -------              ----                --------
Net Sales Volumes:
  Oil (MBbls)                          86                153                  276                   412
   Natural gas (MMcf)               3,820              4,616               10,118                13,439
  Oil equivalent (MBOE)               722                922                1,963                 2,652
Average Sales Prices:
  Oil (per Bbl)                    $16.86             $16.18              $ 15.29                 16.52
  Natural gas (per Mcf)(2)           1.52               1.30                 1.74                  1.37

Operating Expenses per BOE
 of Net Sales:
  Lease operating                  $ 1.58             $ 2.02              $  1.77                  2.18
  Severance tax                       .72                .63                  .78                   .67
  General and
   administrative(3)                 1.29                .95                 1.33                  1.10

-----------------

(1)Amounts for the three months and nine months ended September 30, 1995, include the Company's proportionate share of Horizon.
(2)Does not include the effect of the Company's hedging activities.
(3)Does not include compensation expense - stock options.

Prices received by the Company for sales of oil and natural gas fluctuate significantly from period to period. Relatively modest changes in either oil or gas prices can significantly impact the Company's results of operations and cash flows. The prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide oil price levels. The large drop in spot market natural gas prices had a significant adverse effect on the SEC price based valuation of the Company's reserves at year end 1994. Likewise, declines in natural gas or oil prices could adversely affect the semi-annual borrowing base determination under the Company's current credit agreement.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



During the period from October 1989 through September 30, 1995, the Company completed 52 property acquisitions for a total expenditure of approximately $129.0 million. At September 30, 1995, the Company's proved reserves were 7.2 million barrels of oil and 253 billion cubic feet of gas, up 3.9 million barrels of oil and 73 billion cubic feet of gas over proved reserves at year-end 1994. The Company's equivalent reserves increased 210% in 1992, 63% in 1993, 22% in 1994, and 48% for the nine months ended September 30, 1995, while production and oil and gas revenues have also increased.

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

Three Months Ended September  30, 1995
Compared to Three Months Ended September 30, 1994

Oil and gas revenues increased $1.1 million, or 15%, during the three months ended September 30, 1995 compared to the same period in 1994. Crude oil sales volumes increased a total of 78% in the third quarter of 1995 as compared to the same period in 1994. Excluding the consolidation of Horizon, crude oil sales volumes increased 65% as a result of oil and gas property acquisitions and increased drilling activity in the first half of 1995. Natural gas sales volumes increased 21%, while average sales prices received for natural gas decreased by $0.22 per Mcf, or 14%, in the comparable three month period. There was no significant decrease in the sales price received for oil. The consolidation of Horizon, in 1995, increased oil and gas revenues by 11%. Excluding the consolidation of Horizon, the increase in crude oil and natural gas sales volumes, offset by a decrease in natural gas prices, increased oil and gas revenues 4% in the third quarter of 1995 as compared to the third quarter of 1994.

The Trading and transportation net margins increased by $306,000 in the third quarter of 1995 as compared to the same period in 1994. The quantity of gas marketed increased to 16.4 Bcf in the third quarter of 1995 from 13.4 Bcf in the third quarter of 1994. Net margins per MMBTU increased to four cents from three cents per MMBTU in the third quarter of 1995 compared to 1994. Natural gas marketed for the Company amounted to 21% of the total gas sold by Tide West Trading & Transport Company in both the third quarters of 1994 and 1995.

In order to reduce price fluctuation risk, Tide West Trading & Transport Company hedges its position throughout each trading month. The third quarter of 1995 hedging activity yielded a loss of $12,730 compared to a loss of $87,455 in the third quarter of 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Lease operating expenses increased $721,000, or 63%, for the third quarter of 1995 compared to the third quarter of 1994. The increase in lease operating expense is due to the property acquisitions, development wells drilled and the consolidation of Horizon in 1995. The consolidation of Horizon increased lease operating expenses by $449,000, or 39%. Excluding the consolidation of Horizon, lease operating expenses increased by $272,000, or 24%.

Severance taxes increased $64,000, or 12%, as a result of a 15% increase in oil and gas revenues.

Depreciation, depletion and amortization decreased $1.4 million, or 49%, primarily as a result of the revisions to the beginning of the year estimated reserves. The consolidation of Horizon increased depreciation, depletion and amortization $339,000, or 11%. Excluding the consolidation of Horizon, depreciation, depletion and amortization decreased $1.8 million, or 60%, primarily due to the revision of estimated reserves (see Note 2 to the Notes to the Consolidated Financial Statements).

Interest expense increased by $356,000, or 70%, as a result of the increase in the average outstanding advances under the Company's revolving credit facility and an increase in interest rates.

Interest income increased $53,000, or 241%, due to short-term investments and the consolidation of Horizon in 1995.

Equity in earnings of unconsolidated affiliate was recorded in the third quarter of 1994 from the Company's investment in Horizon. Effective January 1, 1995, the Company began consolidating Horizon in its consolidated financial statements (see Note 2 to the Notes to the Consolidated Financial Statements).


Nine Months Ended September 30, 1995
Compared to Nine Months Ended September 30, 1994

Oil and gas revenues increased $3.5 million, or 15%, during the nine months ended September 30, 1995 compared to the same period in 1994. This increase was due to a 49% increase in crude oil sales volumes and a 33% increase in natural gas sales volumes, while average sales prices received for crude oil increased by $1.23 per Bbl, or 8%, and natural gas decreased by $.37 per Mcf, or 21%. Excluding the consolidation of Horizon, crude oil sales volumes increased 31% and natural gas sales volumes increased 17% due to the oil and gas property acquisitions and increased drilling activity in the first half of 1995. The consolidation of Horizon, in 1995, increased oil and gas revenues by 13%. Excluding the consolidation of Horizon, the increase in crude oil and natural gas sales volumes, offset by a net decrease in oil and natural gas prices, increased oil and gas revenues 2% in the nine months ended September 30, 1995 compared to 1994.

The Trading and transportation net margins increased by $233,000 in the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The quantity of gas marketed in the first nine months of 1995 increased to 49 Bcf, up from 42.7 Bcf during the same period of 1994. Net margins per MMBTU were slightly higher at 3.4 cents per MMBTU for the first nine months of 1995, compared

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



to 3.3 cents per MMBTU for the same period in 1994, despite the decrease in average sales prices to $1.48 during the first nine months of 1995, down from $1.90 during the same period in 1994. Natural gas marketed for the Company amounted to 18% of the total gas sold by Tide West Trading & Transport Company in the nine months ended September 30, 1995 and 16% in the nine months ended September 30, 1994.

In order to reduce price fluctuation risk, Tide West Trading & Transport Company hedges its position throughout each trading month. This hedging activity impacts the Trading and transportation revenue reported. The nine months ended September 30, 1995 yielded a loss of $17,000, however, the nine months ended September 30, 1994 hedging activity yielded a gain of $49,000.

Lease operating expenses increased $2.3 million, or 66%, for the first nine months of 1995 compared to the first nine months of 1994. The increase in lease operating expense is due to the property acquisitions completed in the first half of 1995, the development wells drilled in 1995, and the consolidation of Horizon in 1995. The consolidation of Horizon increased lease operating expenses by $1.3 million, or 37%. Excluding the consolidation of Horizon, lease operating expenses increased $1.0 million, or 29%.

Severance taxes increased $257,000, or 17%, as a result of a 15% increase in oil and gas revenues.

General and administrative expenses, excluding compensation expense - stock options, increased $309,000, or 12%, for the first nine months of 1995 compared to the first nine months of 1994, due primarily to the consolidation of Horizon in 1995. The consolidation of Horizon increased general and administrative expenses $322,000, or 12%.

Depreciation, depletion and amortization increased $894,000, or 12%, primarily as a result of the consolidation of Horizon, offset by the decrease due to the revision of the beginning of the year reserves. The consolidation of Horizon increased depreciation, depletion and amortization $1.3 million, or 17%. Excluding the consolidation of Horizon, depreciation depletion and amortization decreased $378,000, or 5%.

Interest expense increased by $1.2 million, or 101%, as a result of the increase in the average outstanding advances under the Company's revolving credit facility and an increase in interest rates.

Interest income increased $127,000, or 181%, due to interest earned on short-term investments and the consolidation of Horizon.

In the first nine months of 1995, losses on commodity transactions were recorded in the amount $386,000 before income tax, of which $232,000 has been realized. These commodity transactions do not qualify as hedges. The cash effect of the remaining 10.0 Bcf natural gas commodity contracts, at a price of $1.81 from December 1995 through September 1996, will be realized in the months when the contracts expire or when the positions are closed out. The Company has the potential to recognize significant gains or losses as a result of these contracts. The Company did not have any unrealized gains or losses in the comparable period in 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Equity in earnings of unconsolidated affiliate was recorded in the first nine months of 1994 from the Company's investment in Horizon. Effective January 1, 1995, the Company began consolidating Horizon in the Company's consolidated statements (see Note 2 to the Notes to the Consolidated Financial Statements).


Capital Resources and Liquidity

The Company expands its reserve base through acquisitions of producing oil and gas properties, development drilling and workover programs. Sources of capital for such expansion include internally generated cash flow and borrowing capacity under the Company's revolving credit facility. At September 30, 1995, the Company had working capital of $9.1 million, long-term debt of $46.3 million and stockholders' equity was $72.1 million.

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

Net cash provided by operating activities was $14.1 million and $12.9 million for the nine months ended September 30, 1994 and 1995, respectively.

Capital Expenditures

The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and sources of debt financing. The Company anticipates capital expenditures during the remainder of 1995 of approximately $3.0 million. The timing of most capital expenditures is discretionary since the Company has no material long-term commitments. Thus, the Company has flexibility to adjust expenditure levels as conditions warrant. The Company primarily uses internally generated cash flow to fund capital expenditures associated with development and enhancement of existing properties. In the event the Company's internally generated cash flow should be otherwise insufficient to meet its debt service or other obligations, the Company may reduce the level of discretionary capital expenditures in order to meet such obligations. The level of the Company's capital expenditures will vary in future periods, depending on energy market conditions, potential return on investment and other related economic factors. The Company believes that cash flow and available credit capacity will be sufficient to fund capital expenditures and debt service during the remainder of 1995.

Net cash used in investing activities was $27.2 million and $23.5 million for the nine months ended September 30, 1994 and 1995, respectively. Of the $24.0 million in capital expenditures for the first nine months of 1995, $12.1 million was spent on development drilling and workover programs and $11.9 million on producing property acquisitions.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Financing Arrangements

Certain banks have provided the Company with a revolving credit facility which is secured by substantially all of the Company's oil and gas assets and is renewable on July 1 of each year. In the event of non-renewal, the outstanding advances are converted to a three year term loan. On a semi-annual basis, the banks redetermine the Company's borrowing base based upon their review of the Company's oil and gas reserves. On June 15, 1995, the Company renewed its revolving credit facility and the Company's borrowing base was increased from $58.0 million to $80.0 million. Advances under the revolving credit facility bear interest, payable monthly, at a floating rate based on the prime rate or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above prime or LIBOR vary based on the level of outstanding advances and the borrowing base at the time. The average rate of interest for the nine months ended September 30, 1995 was 8.0%, due to the combination of a fixed rate based upon
LIBOR and the prime rate of interest (8.75% at September 30, 1995).   In
addition, the Company must pay a quarterly standby commitment fee of 0.25% to 0.375% on the unused balance of the revolving credit commitment.

At September 30, 1995, the unused and available portion of the revolving commitment under the Company's revolving credit facility was $33.7 million. The unused portion of the Company's revolving credit facility provides liquidity to finance future acquisitions. As acquisitions are made and properties are added to the Company's oil and gas reserves, the banks' determination of the borrowing base may be increased. The Company expects that cash flow from operations which is not utilized for capital expenditures will be used to reduce indebtedness. The Company has a total of $40 million notional amount hedged through interest rate swaps for five years beginning in 1995 and continuing through 1999. The effective interest rates on the Company's interest rate swaps are 7.9% for 1995, 8.7% for 1996 and 8.8% for 1997 through 1999.

Net cash provided by financing activities was $13.4 million and $12.0 million for the nine months ended September 30, 1994 and 1995, respectively. The cash provided by financing activities for the nine months ended September 30, 1994 consisted primarily of a $13.4 million increase in long-term debt, compared with a $14.0 million net increase in long-term debt, offset by $2.0 million treasury stock purchases for the comparable period in 1995.

Recent Developments
-------------------

On October 18, 1995, the Company entered into an arrangement under which the Company has engaged Merrill Lynch & Co. ("Merrill Lynch") as financial advisor with respect to the sale of the Company. Merrill Lynch will assist the Company in identifying purchasers for the Company and in analyzing, structuring, negotiating and effecting proposed business combinations. Merrill Lynch's engagement as financial advisor may be terminated by either the Company or Merrill Lynch at any time after February 1, 1997.

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



Date: November 13, 1995

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