Form 10-K
period 1995-12-31
TIDE WEST OIL CO
filed 1996-03-26
CIK 705453

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)



[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

                                       OR


[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from          to

                         Commission file number 0-10727

                             TIDE WEST OIL COMPANY
             (Exact name of registrant as specified in its charter)

                  Delaware                        84-0846048
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      Identification No.)

           6666 South Sheridan, Suite 250
               Tulsa, Oklahoma                     74133-1750
          (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (918) 488-8962


          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value
                         Common Stock Purchase Warrants

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 14, 1996, 9,787,628 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $59,353,518.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

                             TIDE WEST OIL COMPANY

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS
                                                                   Page
                                                                   ----
                                     PART I

Items  1
 and 2.    Business and Properties................................   4

Item 3.    Legal Proceedings......................................  18

Item 4.    Submission of Matters to a Vote of Security Holders....  18

                                    PART II

Item 5.    Market for the Registrant's
           Common Equity and Related Stockholder Matters..........  18

Item 6.    Selected Financial Data................................  19

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..........  20

Item 8.    Financial Statements and Supplementary Data............  25

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.................  25

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.....  26

Item 11.   Executive Compensation.................................  28

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management..................................  29

Item 13.   Certain Relationships and Related Party Transactions...  31

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K................................  32

Signatures .......................................................  35

Index to Financial Statements.....................................  F-1

                              Certain Definitions

  As used in this Form 10-K, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "BOE" means equivalent barrels of oil, "MBOE" means thousand equivalent barrels of oil, and "MMBOE" means million equivalent barrels of oil. Unless otherwise indicated in this Form 10-K, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60(degree) Fahrenheit. Barrels of oil equivalent are determined using the ratio of six Mcf of gas to one Bbl of crude oil, condensate or natural gas liquids. The term "gross" refers to the total acres or wells in which the Company has a working interest. The term "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company. Unless the context requires otherwise, all references to the "Company" include Tide West Oil Company and its consolidated subsidiaries. Unless otherwise indicated in this Form 10-K, the financial data, reserve estimates and production and other data for 1995 include 100% of Horizon Gas Partners, L.P. ("Horizon") and do not reflect reductions for minority interest ownership because such amounts were immaterial. The Company has a 95% limited partnership interest in capital and a 93% limited partnership interest in profits in Horizon which was formed in January 1994. In 1994, the Company's investment in Horizon was accounted for using the equity method and is presented in this Form 10-K as the "equity method investee" with respect to 1994.

                                     PART I

Items 1 and 2.    Business and Properties.

General

  The Company is an independent oil and gas company focused on the acquisition and enhancement of producing oil and gas properties. Since October 1989, the Company has completed 58 acquisitions of producing oil and gas properties. The Company intensively evaluates acquired properties in order to identify profitable enhancement opportunities through efforts such as operating cost reductions, equipment additions, workovers, recompletions and drilling development wells. Management believes that its acquisition practices, when combined with its enhancement activities, significantly reduces the risk profile of its acquisitions. The Company is also engaged in the marketing of natural gas through its wholly-owned marketing subsidiary, Tide West Trading & Transport Company ("Tide West Trading").

  All of the Company's properties are located in the United States, with principal operations conducted in portions of the Anadarko and Arkoma geological basins located in Oklahoma and Texas, as well as in portions of the Southern Oklahoma and Texas/New Mexico regions. At December 31, 1995, the Company's estimated net proved reserves totalled 7.0 MMBbls of oil and 237 Bcf of gas (or
46.6 MMBOE), an increase of approximately 40% over year-end 1994 net proved reserves (including Horizon as equity method investee). The pre-tax present value of estimated future net cash flows from proved reserves (assuming constant prices and a 10% discount rate) was $231.7 million at December 31, 1995. On a BOE basis, approximately 85% of the Company's proved reserves are natural gas and approximately 82% of the Company's proved reserves are proved developed reserves. At year-end 1995, the Company owned interests in 561 operated and 666 non-operated oil and gas wells.

  In October 1989, the Company (as Draco Gas Partners, L.P. ("Draco")) was formed as a limited partnership by Natural Gas Partners, L.P. ("NGP") and another entity of which Philip B. Smith and Robert H. Mase were ultimately the sole stockholders. Effective December 1, 1992, Tide West Oil Company (Colorado) ("Old Tide West") acquired Draco and its general partner, Draco Petroleum, Inc. ("Draco Petroleum"), in exchange for 80% of the then-outstanding common stock of Old Tide West (the "Draco Transaction"). The resulting entity was reincorporated in Delaware as the Company. The Draco Transaction was accounted for as a reverse acquisition of the Company by Draco. Therefore, the history, business strategy, financial and other information of the Company presented herein for periods prior to December 1, 1992, are that of Draco.

  Financial information relating to the Company's business segments is set forth in "Note 13 to Consolidated Financial Statements - Business Segments."

  The Company's principal office is located at 6666 South Sheridan, Suite 250, Tulsa, Oklahoma 74133-1750, and its telephone number is (918) 488-8962.



Recent Developments

  Merger Agreement

  On February 25, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with HS Resources, Inc. ("HS Resources") and a wholly-owned subsidiary of HS Resources, whereby the Company is to be merged with and into such subsidiary ("the Merger"). In the Merger, each share of the Company's common stock will be converted into .6295 of a share of HS Resources common stock and the right to receive a cash payment of $8.75 less 3% of the amount by which the average of the per share closing sales prices of HS Resources common stock for the 10 trading days preceding the closing of the Merger exceeds $10.50, subject to adjustments in certain events. The Merger is subject to the approval of the stockholders of the Company and the issuance of HS Resources common stock pursuant to the Merger is subject to the approval of the stockholders of HS Resources.

  The affirmative vote of the holders of a majority of the outstanding shares of the Company's common stock is required to approve the Merger. Two of the Company's stockholders (NGP and Philip B. Smith) have entered into voting agreements with HS Resources whereby such stockholders have agreed to vote, and granted HS Resources a proxy to vote, shares representing a majority of the Company's outstanding common stock in favor of the Merger.

  The Merger Agreement also contains various other terms and provisions, including certain representations and warranties made by both the Company and HS Resources, certain covenants and agreements made by both the Company and HS Resources (including agreements relating to the conduct of the Company's business pending consummation of the Merger and agreements restricting the Company's ability to solicit or enter into an agreement with respect to an alternative transaction or furnish information to or negotiate with another party with respect to an alternative transaction), certain conditions that must be satisfied or waived prior to consummation of the Merger (including obtaining requisite stockholder approvals and certain governmental approvals) and rights of the parties to terminate the Merger Agreement without completing the Merger. A copy of the Merger Agreement is filed as an exhibit to this Form 10-K.


Business Strategy

  The business strategy of the Company is to increase its reserves, cash flow and profitability by acquiring, operating and enhancing producing oil and gas properties and by maintaining a low operating cost structure. The Company seeks to purchase properties which will be operated by the Company, which have sufficient production history to allow the Company to more accurately predict future performance, and which the Company may be able to enhance by implementing operational improvements. The Company believes it has been successful in implementing its strategy due, in part, to the following factors:

  Geographic Concentration

  The Company focuses its acquisition program on the mid-continent region of the United States (principally Oklahoma and Texas) where management is best able to exploit its expertise and experience obtained through operating properties in that region. Management believes its understanding of the reservoir and production characteristics of oil and gas properties in this region allows it to identify acquisitions with an attractive risk/reward profile.

  Focus on Acquisition of Producing Reserves

  Management emphasizes acquiring producing reserves with a long production history (generally more than five years) in order to reduce the risks inherent in estimating the remaining oil and gas reserves and the future production profile. In most cases, the Company limits the amount it is willing to pay for non-producing reserves to 10% or less of any single transaction.

  Aggressive Value Enhancement

  The Company undertakes an operational study of acquired properties in order to identify value enhancements. In many cases, cost saving measures or production improvements are rapidly implemented which increase cash flow and, in some cases, add incremental reserves. Other activities include identifying development drilling, recompletion or workover opportunities which can be performed to add incremental production or extend the life of an existing well. The Company implements its development drilling activities through ongoing geological analysis of producing properties that have developmental drilling potential. The Company emphasizes the acquisition of operated properties in order to have greater control over the implementation of value enhancing activities. In addition, by aggregating the Company's gas volumes with third-party gas, the Company has gained greater flexibility in marketing its own production.

  Low Cost Operating Strategy

  The Company pursues a low cost operating strategy and believes that it maintains a lower overhead than many similarly-sized publicly-held independent oil and gas operators. This has contributed to the Company's profitability in each year since inception.

  Active Risk Management

  The Company seeks to reduce further the oil and gas reserve, price and financial risks to which it is exposed by: (i) diversifying its property holdings and avoiding concentrating a large value in any single property, (ii) periodically using commodity price swaps and other hedging strategies, (iii) maintaining what the Company believes to be a prudent level of indebtedness, and
(iv) using interest rate swaps and other financial strategies when management deems them appropriate.

  Formation of Horizon

  In January 1994, Horizon, a Delaware limited partnership, was formed and the Company contributed certain minor properties thereto in exchange for a 95% limited partnership interest. The Company is the sole limited partner of Horizon. In 1994, the Company's investment in Horizon was accounted for using the equity method and is presented herein as the equity method investee with respect to 1994. In 1995, Horizon was consolidated into the Company's financial statements, reserve estimates, and production and other data. The Company believes that Horizon has acted as a mechanism for the Company to increase the value of its minor or marginal properties in a manner that is different from the industry norm. Rather than neglecting or selling minor or marginal properties, which the Company believes to be the industry norm, through Horizon the Company has been able to cost effectively enhance the value of previously minor or marginal properties. The general partner of Horizon is more effectively able to give these properties the level of attention such properties require, while Company personnel can concentrate on higher value properties. As an additional benefit, Horizon also is a source for new acquisitions. See "Note 2 to Consolidated Financial Statements - Summary of Significant Accounting Policies - Principles of Consolidation" and "Note 11 to Consolidated Financial Statements - Related Party Transactions."


Acquisition Activities

  From October 1989 through December 1995, the Company completed 58 oil and gas property acquisitions, involving total acquisition and development costs of $140.0 million. In 1995, the Company spent $16.0 million on 11 property acquisitions.

  The Company concentrates its acquisition efforts on oil and gas producing properties which demonstrate a potential for enhancement through operational improvement or additional development. Enhancement activities include operating cost reductions, equipment additions, workovers, recompletions, secondary recovery operations, drilling development wells and such other procedures as situations dictate. The Company operates wells which comprise approximately 80% of its proved reserves on a BOE basis. It attempts to acquire operated properties so that it may assert greater control over enhancement activities.

  The Company frequently reviews acquisition opportunities and anticipates making additional acquisitions when the properties, and the terms and conditions of the transaction, are determined to be appropriate for the Company and the Company has available financial resources. Subject to change in the event the proposed Merger is consummated, the Company has budgeted capital expenditures of approximately $10.0 million for oil and gas property acquisitions in 1996. At the date of this Form 10-K, no acquisition agreements have been executed by the Company with respect to any acquisition by the Company which would require disclosure on Form 8-K.


Production Enhancement and Developmental Drilling Activities

  Subsequent to each acquisition, the Company performs an intensive operational and engineering review of acquired properties to identify cost saving and production enhancement opportunities. The Company has often improved its properties through relatively inexpensive operational or equipment changes. In the mid-continent areas where the Company generally operates, the geological features are such that many wells penetrate multiple productive horizons so that additional developmental drilling and recompletion opportunities are often identified. Subject to change in the event the proposed Merger is consummated, the Company has budgeted approximately $17.0 million for the enhancement of 34 wells during 1996. The Company expects to fund these expenditures from internally-generated cash flows and its revolving credit facility. The Company spent $13.4 million on developmental drilling in 1995.

  Developmental drilling opportunities are sometimes generated as a result of the Company's producing property acquisitions. Developmental drilling allows for addition of reserves with less risk of dry holes than exploratory drilling. From January 1993 through December 1995, the Company participated in the drilling of 44 gross (34.8 net) development wells of which only 5 gross (3.5 net) wells were dry holes. There can be no assurance that this rate of drilling success will continue in the future. The Company intends to implement its developmental drilling activities through its ongoing geological analysis of producing properties that have developmental drilling potential.

  The results of the Company's developmental drilling efforts are shown in the following table:

                        1993        1994        1995
                    -------------------------------------
Productive Wells:    Gross  Net  Gross  Net  Gross  Net
                     -----  ---  -----  ---  -----  ----
 Gas                     7  4.1      6  5.0     17  13.7
 Oil                     1  1.0      1  0.6      7   6.9
Dry holes              ---  ---      1  0.7      4   2.8
                    -------------------------------------
         Total           8  5.1      8  6.3     28  23.4
                    =====================================

  The Company has not drilled any exploratory wells. The Company has completed two additional gas wells subsequent to December 31, 1995.

Principal Areas of Operations

  The Company owns and operates producing properties located primarily in four geological areas: (i) the Anadarko Basin in western Oklahoma and the Texas panhandle, (ii) the Arkoma Basin in southeastern Oklahoma, (iii) the Southern Oklahoma Region and (iv) the Texas/New Mexico Region. At December 31, 1995, the Company operated 561 gross (461.6 net) wells and owned non-operated interests in 666 gross (103.8 net) wells. Waterfloods are counted as one well.

  Oil and gas sales from the Company's producing properties accounted for approximately 25%, 25%, and 31% of the Company's total revenues for the years ended December 31, 1993, 1994, and 1995, respectively.

  The focus of the Company's activities is in the following geological areas:

  Anadarko Basin

  The Anadarko Basin is a major oil and gas producing area in the mid-continent region of the United States, encompassing approximately 35,000 square miles in western Oklahoma, the northern Texas panhandle and southwestern Kansas. The greatest concentration of oil fields occurs on the eastern flank of the basin, with gas fields dominating the shelf to the west, the Texas panhandle area and the deep basin located in southwestern Oklahoma. The majority of the Company's production comes from the Red Fork, Springer-Morrow, Chester, Mississippi and Hunton geological formations. Oil and gas are produced in this Basin from depths of only a few hundred feet to over 20,000 feet. Most of the Company's wells produce from depths between 6,000 and 16,000 feet. The Company has access to gas pipelines which service the Anadarko Basin, including those operated by Northern Natural Gas Company, ANR Pipeline Company, Panhandle Eastern Pipe Line Co., Noram, Inc., Oklahoma Natural Gas Company, Enogex, Inc., GPM Gas Corporation and Transok, Inc.

  At December 31, 1995, the Company owned 573 gross (248.0 net) wells in the Anadarko Basin, of which 209 gross (192.9 net) wells were operated by the Company. The Company's properties in the Anadarko Basin contained estimated proved reserves of 2.4 MMBbls of oil and 95.2 Bcf of natural gas (or 18.3 MMBOE), which represented approximately 39% of the Company's proved reserves on a BOE basis.

  Arkoma Basin

  The Arkoma Basin is a crescent-shaped region 250 miles long and 20 to 50 miles wide, encompassing approximately 9,000 square miles straddling the Arkansas-Oklahoma border. The Arkoma Basin is a major natural gas region, with most wells producing from depths between 5,000 and 12,000 feet. The majority of the Company's production comes from the Booch, Hartshorne, Atoka, Spiro and Cromwell geological formations. The well depth for most of the Company's wells in the Arkoma Basin is between 5,000 and 10,000 feet. Gas pipeline companies which provide the Company access from this Basin to interstate markets include Noram, Inc., Transok, Inc. and Enogex, Inc.

  At December 31, 1995, the Company owned 192 gross (98.1 net) wells in the Arkoma Basin, of which 109 gross (82.0 net) wells were operated by the Company. The Company's properties in the Arkoma Basin contained estimated proved reserves of 58.4 Bcf of natural gas (or 9.8 MMBOE), which represented approximately 21% of the Company's proved reserves on a BOE basis.

  Southern Oklahoma Region

  The Southern Oklahoma Region is a faulted and folded geologic province that extends across seven counties in south-central Oklahoma. The area is characterized by many large oil and gas fields producing from some of Oklahoma's premier reservoirs. The Company's production is mainly from the Pennsylvanian Hoxbar, Deese and Springer sands, the Hunton and Viola carbonates, and the Simpson sands. The Company's wells in this region produce from depths ranging from 5,000 to 17,000 feet. The Company has access to gas pipelines which service the Southern Oklahoma Region, including those operated by Transok, Inc., Mobile Natural Gas, Inc., Texaco Exploration & Production, Inc., and Parker & Parsley Gas Processing Co.

  At December 31, 1995, the Company owned 95 gross (53.2 net) wells in the Southern Oklahoma Region, of which 62 gross (49.0 net) wells were operated by the Company. The Company's properties in this region contain estimated proved reserves of 3.0 MMBbls of oil and 29.4 Bcf of natural gas (or 7.9 MMBOE), which represented approximately 17% of the Company's proved reserves on a BOE basis.

  Texas/New Mexico Region

  In this region, the Company's properties are found principally in the Permian Basin and the East Texas Basin.

  The Permian Basin of west Texas and southeastern New Mexico is one of the United States' major oil and gas producing regions. This Basin extends over 36,000 square miles and is subdivided, west to east, into the Delaware Basin, Central Basin Platform and Midland Basin, with the Northwestern Shelf region extending into New Mexico. The Company's properties are located entirely in the New Mexico portion of the Basin. Most of the Company's oil production is from the Delaware Sand geological formation at depths of 4,000 to 6,000 feet. Gas production is principally from the Abo geological formation at 4,000 to 5,000 feet. Transwestern Pipeline Company primarily provides the Company with access to interstate gas markets from the Permian Basin.

  The East Texas Basin is a structural embayment along the Texas Gulf coast bounded on the west by the Mexia-Talco fault system and on the east by the Sabine Uplift. This Basin occupies the greater part of Texas east and south of Dallas, north of Houston and eastward into northwest Louisiana. The predominant reservoirs are normally pressured Cretaceous sandstones and carbonates at depths ranging from 5,000 to 11,000 feet. The Company's fields are located in Houston, Freestone, Cherokee, and Henderson Counties in Texas and DeSoto Parish in Louisiana. The Company produces mostly gas with some oil from principal reservoirs that include the Woodbine, Glen Rose, Rodessa, Pettet, and the Hosston. Lone Star Gas Co. and Delhi Gas Pipeline provide the Company with access to interstate gas markets from the East Texas Basin.

  At December 31, 1995, the Company owned 140 gross (111.4 net) wells in the Texas/New Mexico Region, of which 120 gross (103.9 net) wells were operated by the Company. The Company's properties in this region contained estimated proved reserves of 1.3 MMBbls of oil and 40.1 Bcf of natural gas (or 8.0 MMBOE), which represented approximately 17% of the Company's proved reserves on a BOE basis.

  Horizon

  The Company is the sole limited partner of Horizon, of which Horizon Natural Resources, Inc. is the sole general partner. As limited partner, the Company contributes 95% of the partnership's capital costs and receives 93% of the partnership's net income. At December 31, 1995, Horizon owned 538 gross (101.3 net) wells primarily in the Anadarko Basin. Horizon's estimated proved reserves contain 0.3 MMBbls of oil and 26.5 Bcf of natural gas (or 4.7 MMBOE). The well count and reserve data for Horizon is included in the discussion of the four geological areas above.

Proved Reserves

  The quantities of the Company's proved reserves of oil and natural gas presented below include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Proved developed reserves are limited to those quantities which are recoverable commercially at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of the Company's proved developed reserves. The Company's proved undeveloped reserves include only those quantities which the Company reasonably expects to recover from the drilling of new wells based on geological evidence from directly offsetting wells. The risks of recovering these reserves are higher from both geological and mechanical perspectives than the risks of recovering proved developed reserves.

  Netherland, Sewell & Associates, Inc. ("Netherland Sewell"), an independent petroleum engineering consulting firm, has made estimates of certain of the Company's oil and gas reserves at December 31, 1993 and 1994. Netherland Sewell's reports for reserves at December 31, 1993 and 1994 covered properties accounting in those years for approximately 80% of the estimated present value of future net cash flows before income taxes (discounted at 10%) attributable to the Company's proved reserves, with the balance being estimated by the Company for those years. Reserve estimates at December 31, 1995, were prepared by the Company's engineers.

  Set forth below are estimates of the Company's net proved reserves, proved developed reserves, the future net revenues from such reserves, and the present value thereof based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." Estimated future net cash flows from proved reserves are determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions at the date of the report. The estimated future production is priced at current prices at the date of the report. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on cost levels at the date of the report. No deduction has been made for depletion, depreciation or income taxes or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues at 10% per annum.

  The estimated net proved and proved developed reserves were as follows at the dates indicated (Horizon's reserves are presented as equity method investee in 1994 and are consolidated with the Company's reserves in 1995):

                                            At December 31,
                                -----------------------------------------
                                       1994                 1995
                                -----------------------------------------
                                 Oil        Gas        Oil        Gas
                                (MBbls)    (MMcf)    (MBbls)    (MMcf)
                                -------    ------    -------    ------
Proved reserves                  2,898     165,093    6,985     237,487
Proved developed reserves        2,810     142,756    5,831     194,624

  The Company's share of equity method investee reserves (not included above):

Proved reserves                    390      14,846      ---         ---
Proved developed reserves          390      14,846      ---         ---

  The following table sets forth amounts, as of December 31, 1995, determined in accordance with the requirements of the applicable accounting standards, with respect to the estimated future net cash flows from production and sale of the proved reserves attributable to oil and gas properties before income taxes and the present value thereof (average prices used in determining the Company's future net cash flow estimates at December 31, 1995, were $18.04 per Bbl for oil and $1.86 per Mcf for gas):

                                                At December 31, 1995
                                       -------------------------------------

                                           Proved      Proved      Total
                                          Developed  Undeveloped   Proved
(In thousands)                            Reserves    Reserves    Reserves
                                          ---------  -----------  --------
Estimated future net cash flows from       $323,586    $67,136    $390,722
proved reserves before income taxes

Present value of estimated future net
cash flows from proved reserves before
income taxes (discounted at 10%)           $192,417    $39,313    $231,730


  The estimation of oil and gas reserves is a complex and subjective process which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Therefore, the reserve data presented herein should not be construed as being exact. Any reserve estimate depends in part on the quality of available data, engineering and geological interpretation, and thus represents only an informed professional judgment. Subsequent reservoir performance may justify upward or downward revision of such estimates.

  Estimates of the Company's proved reserves have never been filed with or included in reports to any federal authority or agency, other than the Securities and Exchange Commission.

Production, Prices and Operating Expenses

  The Company is not presently obligated to provide a fixed and determined quantity of oil or gas production under any existing contract or agreement. The following table sets forth the Company's net production of oil and gas, average sales prices and certain production data during the periods indicated:

                                                    Year Ended
                                                   December  31,
                                       -------------------------------------
                                        1993           1994         1995(1)
                                       ------         ------       ---------
Net sales volumes:
  Oil (MBbls)                             297            362             571
  Gas (MMcf)                           10,053         14,087          18,099
Average sales prices:
  Oil (per Bbl)                        $15.79         $15.39          $16.55
  Gas (per Mcf)                          1.95 (2)       1.66            1.44
Average production costs per BOE(3)     $3.22          $2.54           $2.86

-------------------
(1) Includes the consolidation of Horizon.
(2) Due primarily to a short-term gas price hedge initiated in 1992, the effective price for gas decreased from $1.95 to $1.84 per Mcf in 1993.
(3) The components of production costs include lease operating expense and severance tax.


Productive Wells and Acreage

  Substantially all of the Company's producing properties are leased by the Company for an indeterminate number of years, as long as commercial production is maintained.

  The following table sets forth, at December 31, 1995, by geological basin, the Company's producing wells, developed acreage and undeveloped acreage:

                                           Producing              Developed           Undeveloped
                                            Wells(1)               Acreage              Acreage
                                            --------               -------              -------
Basin                                   Gross      Net         Gross     Net        Gross     Net
-----                                   -----      ---         -----     ---        -----     ---
Anadarko                                  573    248.0       197,187   80,399      26,253  22,714

Arkoma                                    192     98.1        65,688   35,081       8,960   3,616

Southern Oklahoma Region                   95     53.2        22,753    7,495         ---     ---

Texas/New Mexico Region                   140    111.4        30,289   20,635         ---     ---

Others                                    227     54.7        77,120   17,472       1,280   1,280
                                     ---------------------------------------------------------------
                 Totals                 1,227    565.4       393,037  161,082      36,493  27,610

--------------------
(1) A total of 171 gross (98.5 net) wells are oil wells and 1,056 gross (467.0 net) wells are gas wells. Waterfloods are counted as one well.

Marketing Activities

  The natural gas production of the Company is sold primarily on the spot market to a variety of purchasers, including intrastate and interstate pipelines, their marketing affiliates, independent marketing companies and other purchasers. Because an insignificant amount of its gas is committed under long-term fixed price contracts, the Company is positioned to take advantage of rising prices for natural gas but is also subject to gas price reductions. Substantially all of the Company's crude oil and condensate production is sold at NYMEX-based prices under short-term contracts, which terms are customary in the industry. During 1993 and 1995, no single purchaser contributed more than 10% of the Company's total revenues. One purchaser in 1994 represented 11% of the Company's total revenues.

  From time to time, the Company hedges the price of a portion of its future oil and gas production with commodity price swap contracts and futures contracts.
At December 31, 1995, the Company had closed or covered all of its significant hedged contracts with offsetting contracts.

  The Company employs a group of five employees charged with marketing the Company's natural gas and generating fees from marketing the gas of unrelated third parties. By taking control of the marketing of its own gas volumes, the Company generally can increase the prices which it receives for its own gas. In addition, the aggregation of the Company's gas volumes with gas of third parties sometimes allows the marketing group to arrange more favorable sales contracts. Gas marketing accounted for approximately 75%, 75%, and 69% of the Company's revenues for the years ended December 31, 1993, 1994 and 1995, respectively.

  The availability of a market for oil and gas produced by the Company is dependent upon a number of factors beyond its control which at times cannot be accurately predicted. These factors include the proximity of wells to, and the available capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil or natural gas, or both. In the event a productive gas well is completed in an area that is distant from existing gas pipelines, the Company may allow the well to remain shut-in until a pipeline is extended to the well or until additional wells are drilled to establish the existence of sufficient producing reserves to justify the cost of extending existing pipelines to the area. The United States has experienced oversupplies of natural gas which have caused delays, restrictions and reductions of natural gas production. In addition, increased imports of natural gas, primarily from Canada, have occurred and are expected to continue. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells of the Company being shut-in.

  Since the early 1970s, the market price for crude oil has been significantly affected by policies adopted by the member nations of the Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of manipulating the global supply and price levels for crude oil. In addition, Canada recently amended its tax laws and other laws affecting the exportation of its natural gas to the United States, and such amendments are expected to increase competition and may adversely affect the price of natural gas in certain areas of the United States. Also, the United States is lifting its ban on exporting Alaska Northslope crude oil. The Company is unable to predict the effect, if any, which OPEC or such Canadian and United States legislation will have on the amount of, or the prices received for, oil and natural gas produced and sold from the Company's wells.

  Seasonal and other changes in oil and natural gas prices significantly affect the revenues and cash flow of the Company and the value of its oil and gas properties. Significant declines in the prices of oil or natural gas could have a material adverse effect on the business and financial condition of the Company. The Company is unable to predict accurately whether the prices of oil and natural gas will rise, stabilize or decline in the future.

Relationship with NGP

  NGP and Tide West Trading (formerly Draco Production Company) formed Draco in late 1989 with the objective of building a large independent oil and gas company through the acquisition and enhancement of producing oil and gas properties.
NGP is an investment fund organized in 1988 to make equity-related investments in oil and gas companies. From inception through early 1992, NGP funded 95% of the equity capital needed by Draco to complete acquisitions. Since early 1992, Draco, and subsequently the Company, has been able to fund acquisitions from internally-generated cash flow, bank borrowings and from its offering of common stock in March 1993. As representatives of the largest stockholder, principals of NGP have been involved in the acquisition approval process as well as the formulation of strategic and financial plans for Draco and, after the Draco Transaction, the Company. NGP principals currently occupy three seats on the Company's Board of Directors and maintain their involvement in the strategic and financial planning of the Company. Since January 1, 1993, NGP has provided financial advisory services to the Company under a contractual arrangement.

Competition

  Competition in the oil and gas industry is intense. Both in seeking to obtain and acquire producing properties and in marketing oil and gas, the Company faces competition both from major and independent oil and gas companies and from numerous individuals. Many of these competitors have financial and other resources substantially in excess of those available to the Company.

  Increases in worldwide energy production capability have brought about surpluses in energy supplies in recent years. This, in turn, has resulted in substantial competition in markets historically served by domestic natural gas from alternative sources of energy, such as residual fuel oil, and among domestic natural gas suppliers. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by natural gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport natural gas for regulated fees, and the emergence of various types of marketing companies and other aggregators of gas supplies. As a consequence, natural gas prices, which were once effectively determined by government regulations, are now largely established by competition. Competitors of the Company in this market include other producers, natural gas pipelines and their affiliated marketing companies, independent marketers and providers of alternate energy supplies.

  Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment, including drilling rigs and tools. The Company is dependent upon independent drilling contractors to furnish rigs, equipment and tools to drill the wells they operate. The Company has not experienced and does not anticipate difficulty in obtaining supplies, materials, drilling rigs, equipment or tools.

Regulation

  General

  The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion.

Numerous departments and agencies have issued rules and regulations affecting the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

  Exploration and Production

  Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring drilling permits, requiring the maintenance of bonds in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. The Company's operations are also subject to various conservation regulations, including regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states, including the states in which the Company operates, allow the forced pooling or integration of lands and leases to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The cumulative effect of these regulations is to limit the amounts of crude oil and natural gas the Company can produce from its wells and the number of wells or the locations at which the Company can drill.

  Oklahoma has enacted legislation which further limits the daily allowable of natural gas production during periods of low demand for natural gas. The Oklahoma Corporation Commission sets production level limitations quarterly. The production of natural gas from a single well is limited to the greater of a specified Mcf per day or a percentage of the total daily production capacity of the well. Since March 1992, the Oklahoma Corporation Commission has set the daily Mcf between 750 and 1,000 Mcf and the total daily production limit has ranged from 35% to 50%. Effective July 1, 1992, the Texas Railroad Commission (the "TRC"), which is the state agency that regulates oil and gas production in Texas, enacted regulations that can limit the rate at which oil and gas may be produced from the Company's Texas properties. Under these Texas regulations, the TRC relies upon certain information filed monthly by well operators, in addition to using historical production data for each well during comparable past periods, to arrive at a production allowable. These Oklahoma and Texas regulations and legislation have not had a significant impact on the Company's operations. The Company cannot predict whether other states will adopt similar regulations or legislation. However, the effect of such legislation and regulations may be to decrease the allowable daily production and the revenues from gas properties, including properties that produce both oil and gas. It is also possible that such legislation and regulations may result in a decrease in natural gas production in such states, which could exert upward pressure on the price of natural gas.

  Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the exploration, development and production operations of the Company. The Company is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that the Company will be required in the near future to expend amounts that are material to its overall operations by reason of environmental or occupational safety and health laws and regulations, but because such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

  Natural Gas Sales and Transportation

  Federal legislation and regulatory controls have historically affected the price of the gas produced and sold by the Company and the manner in which such production is marketed. Historically, the transportation and sale for resale of gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the "FERC"). Since 1978, maximum selling prices of certain categories of natural gas sold in so-called "first sales" (which include the types of sales made by the Company), whether sold in interstate or intrastate commerce, were regulated pursuant to the NGPA. The NGPA established various categories of natural gas and provided for graduated deregulation of price controls of several categories of natural gas and the deregulation of sales of certain categories of natural gas. Most "first sale" price deregulation contemplated under the NGPA occurred by mid-1987. Moreover, on July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 was enacted. This act amended the NGPA by removing both price and non-price controls from natural gas sold in "first sales" on the earlier of the termination of the applicable contract or January 1, 1993. In addition, in December 1992, the FERC issued Order 547, which, since January 7, 1993, has constituted a blanket certificate of public convenience and necessity pursuant to Section 7 of the NGA authorizing any company which is not an interstate natural gas pipeline or an affiliate thereof to make sales for resale at negotiated rates in interstate commerce of any category of gas that is subject to the FERC's NGA jurisdiction. As a result, since January 7, 1993, none of the Company's natural gas production has been subject to federal price controls. Under current market conditions, deregulated natural gas prices under recently negotiated contracts tend to be substantially lower than most regulated price ceilings that were previously prescribed by the NGPA.

  Historically, interstate pipeline companies have generally acted as wholesale merchants by purchasing natural gas from producers and reselling the gas to local distribution companies and large end-users. Under the NGA and NGPA, the transportation and sale of natural gas by interstate pipeline companies have been subject to extensive regulation, and the construction of new pipelines, the extension of existing pipelines and the commencement and cessation of sales or transportation services by pipeline companies generally have required prior FERC authorization.

  Commencing in 1985, the FERC promulgated a series of orders and regulations adopting changes that significantly affect the transportation and marketing of natural gas. These changes have been intended to foster competition in the natural gas industry by, among other things, inducing or mandating that interstate pipeline companies provide nondiscriminatory transportation services to producers, distributors and other shippers (so-called "open access" requirements). The FERC has also sought to expedite the certification process for new services, facilities and operations of those pipeline companies providing "open access" services. The FERC's actions in these areas have been subject to extensive judicial review and have generated significant industry comment and proposals for modifications to existing regulations.

  In April 1992 (clarified in August 1992 and finalized in November 1992), the FERC issued Order 636, a complex regulation which has had a major impact on natural gas pipeline operations, services and rates. Among other things, Order 636 requires each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services), and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant, it now does so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies are not required to remain "merchants" of gas, and many of the interstate pipeline companies have become transporters only. Each pipeline company had to develop the specific terms of service in individual proceedings. Although the regulations do not directly regulate natural gas producers such as the Company, the availability of non-discriminatory transportation services and the ability of pipeline customers to modify or terminate their existing purchase obligations under these regulations have greatly enhanced the ability of producers to market their natural gas directly to end-users and local distribution companies. In this regard, access to markets through interstate natural gas pipelines is critical to the marketing activities of the Company. The Company has access to several natural gas pipelines which serve interstate markets in each of its principal areas of operations. See "Items 1 and 2. Business and Properties - Principal Areas of Operations."

  As a result of Order 636, a number of interstate pipeline companies have (i) "spun down" their gathering systems from regulated pipeline transportation companies to unregulated affiliates, (ii) spun-off gathering systems to non-related entities, and/or (iii) "refunctionalized" portions of their pipeline facilities from transmission to gathering. In a May 27, 1994 order and a December 2, 1994 rehearing order, FERC ruled that it generally does not have jurisdiction over gathering facilities absent abuse involving the pipeline-affiliate relationship. However, FERC directed pipelines spinning down or off their gathering systems to include certain Order No. 497 standards of conduct in their tariffs and to enter into continuity of service agreements with existing users or to execute a "default contract" with users with whom they cannot reach agreement, with the default contract to contain a minimum two-year term, use the pipeline gatherer's then current rate (with an appropriate escalator clause) for existing customers for similar service, and contain terms and conditions consistent with those applicable to the pipeline's gathering service. In addition, the interstate pipeline must seek authority under Section 7(b) of the NGA to abandon certified gathering facilities and must file for authority under
Section 4 of the NGA to terminate gathering service from both certified and uncertified facilities. A consequence of this divestiture of gathering facilities could be the charging of higher gathering fees.

  With respect to oil pipeline rates subject to the FERC's jurisdiction, in October 1993 the FERC issued Order 561 in order to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992. Order 561 established an indexing system, effective January 1, 1995, under which oil pipelines are able to readily change their rates to track changes in the Producer Price Index for Finished Goods (PPI-FG), minus one percent. This index established ceiling levels for rates. Order 561 also permits cost-of-service proceedings to establish just and reasonable rates for initial rates for new service. Cost-of-service review may also be invoked when an oil pipeline company claims it is significantly under-recovering its costs, or when customers claim the pipeline's rates are excessive in relation to actual costs. The order does not alter the right of a pipeline to seek FERC authorization to charge market-based rates. However, until the FERC makes the finding that the pipeline does not exercise significant market power, the pipeline's rates cannot exceed the applicable index ceiling level or a level justified by the pipeline's cost of service.

Operational Hazards and Insurance

  The operations of the Company are subject to all risks inherent in the exploration for, and development and production of, oil and gas, including such natural hazards as blowouts, cratering and fires, which could result in damage or injury to, or destruction of drilling rigs and equipment, formations, producing facilities or other property, or could result in personal injury, loss of life or pollution of the environment. Any such event could result in substantial cost to the Company which could have a material adverse effect upon the financial condition of the Company to the extent it is not fully insured against such risk. The Company carries insurance against certain of these risks, but, in accordance with standard industry practice, the Company is not fully insured for all risks, either because such insurance is unavailable or because the Company elects not to obtain such insurance coverage because of cost. Although such operational risks and hazards may to some extent be minimized, no combination of experience, knowledge and scientific evaluation can eliminate the risk of investment or assure a profit to any company engaged in oil and gas operations.

Employees and Organizational Structure

  At March 15, 1996, the Company employed 47 people in its Tulsa and Holdenville, Oklahoma, offices. In January 1995, the Company reorganized its internal operating structure. The new structure sets forth departments having functions associated with management, operations, land, geology, acquisitions, accounting, and oil and gas marketing in order to provide increased autonomy for department heads. In addition, committees were formed to oversee and to authorize capital commitments. The new operating structure was designed to spread responsibilities and decision-making to more of the Company's highly-qualified employees. The Company primarily uses independent contractors for operating wells. Management believes that its relations with its employees are excellent.

Office Properties

  The Company has leased approximately 14,193 square feet for its principal office space in Tulsa, Oklahoma until October 1997. An additional 3,499 square feet in Tulsa was sub-leased until June 1997. In addition, the Company owns a 15,400 square foot office and warehouse building and a repair shop and yard, all of which are located in Holdenville, Oklahoma. The Holdenville properties are used as district offices and facilities.

Item 3.  Legal Proceedings.

  The Company is a defendant in certain legal proceedings that have resulted from the ordinary conduct of its business. In the opinion of the Company's management, none of these proceedings will have a material adverse effect on the Company's financial condition or operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

  The Company's common stock trades on The Nasdaq Stock Market under the symbol "TIDE." At March 15, 1996, there were approximately 1,000 stockholders of record. The Company has not declared or paid any dividends on its common stock since the Draco Transaction and does not presently intend to pay cash dividends in the foreseeable future. The Company currently is restricted from paying cash dividends, in excess of 30% of cash flow, on its common stock under its existing bank credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Arrangements."

  The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock on The Nasdaq Stock Market:

                   Quarter
                    ended            High              Low
                   ------            ----              ---
                   3/31/94          $12.75           $ 9.25
                   6/30/94           12.50            10.75
                   9/30/94           15.50            11.00
                  12/31/94           13.00             9.75
                   3/31/95           10.63             8.25
                   6/30/95           11.75             9.88
                   9/30/95           11.50            10.00
                  12/31/95           14.00            10.13

Item 6. Selected Financial Data

                                                                                      Years ended December 31,
                                                                -----------------------------------------------------------------
(In thousands, except per share amounts and operating data)          1991(1)      1992(1)       1993(1)      1994(1)      1995
---------------------------------------------------------------------------------------------------------------------------------
Financial Data
 Statement of Income Data:
  Total operating revenues                                           $ 5,030      $24,958      $ 96,028     $117,720     $119,435
  Total operating expenses                                             4,094       19,957        88,393      107,604      106,828
                                                                       ----------------------------------------------------------
  Operating income                                                       936        5,001         7,635       10,116       12,607
  Other income (expense)                                                 424         (626)         (757)      (2,118)      (1,920)
                                                                         --------------------------------------------------------

  Income before income taxes and cumulative
   effect of change in accounting principle(2)                         1,360        4,375         6,878        7,998       10,687
  Net income (3)                                                     $ 1,360      $ 4,239      $  4,030     $  5,095     $  6,671
                                                                     ------------------------------------------------------------
  Net income per share - primary(2)                                  $  0.26      $  0.80      $   0.43     $   0.52     $   0.67
  Net income per share - fully diluted                                  0.26         0.80          0.43         0.52         0.65

 Other Financial Data:
  Net cash provided by operating activities                          $ 3,397      $ 4,614      $ 11,884     $ 17,683     $ 24,056
  Capital expenditures                                                 3,204       28,786        42,039       27,380       29,859

 Balance Sheet Data (at period end):
  Total assets                                                       $14,771      $70,481      $106,606     $124,320     $144,397
  Long-term debt                                                         ---       21,565        22,300       32,300       40,800
  Partners' capital                                                   13,550          ---           ---          ---          ---
  Stockholders' equity (4)                                               ---       29,475        65,364       70,459       74,506
----------------------------------------------------------------------------------------------------------------------------------
Operating Data
 Net production:
  Oil (MBbls)                                                             58           99           297          362          571
  Natural gas (MMcf)                                                   2,317        4,933        10,053       14,087       18,099
 Average price received:
  Oil (per Bbl)                                                      $ 21.17      $ 18.78      $  15.79     $  15.39     $  16.55
  Natural gas (per Mcf)                                                 1.55         1.85          1.95         1.66         1.44
 Estimated net proved reserves (at period end):
  Oil (MBbls)(5)                                                         341        2,396         3,378        3,288        6,985
  Natural gas (MMcf)(5)                                               30,195       85,616       142,667      179,939      237,487
  Equivalent barrels of oil (MBOE)(5)                                  5,374       16,666        27,156       33,279       46,566
  Present value of estimated future net cash flows
   before income tax (discounted at 10%)(in thousands)(5)            $27,443      $97,973      $157,802     $132,597     $231,730

                                                                                   At December 31, 1995
                                                                   ----------------------------------------------------
 Well and Acreage Data:                                            Producing     Operated     Developed     Undeveloped
                                                                       wells        wells       acreage         acreage
                                                                   ----------------------------------------------------
  Gross                                                                1,227          561       393,037          36,493
  Net                                                                    565          462       161,082          27,610
-----------------------------------------------------------------------------------------------------------------------

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," Consolidated Statements of Income on page F-4 and Notes to Consolidated Financial Statements and Quarterly Financial Data for information relating to significant items affecting the results of operations.
(1) Certain reclassifications were made to the 1991, 1992, 1993, and 1994 amounts to conform to the presentation used in 1995.
(2) Effective January 1, 1993, the Company changed its method of accounting for income taxes. The cumulative effect of this change reduced 1993 net income $300,000, or $0.05 per share.
(3) The Company was a partnership until the reverse acquisition of Draco, effective December 1, 1992, and, therefore, was not subject to income tax.
(4) No cash dividends have been paid. Draco, which was a partnership, paid a $1.1 million cash distribution to its partners in January 1992.
(5)  For 1994 and 1995, the reserve data includes Horizon.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and other financial information included in this Form 10-K.

Recent Developments

   On February 25, 1996, the Company entered into the Merger Agreement with HS Resources, whereby the Company is to be merged with and into a subsidiary of HS Resources, with the Company's stockholders receiving $8.75 of cash and .6295 of a share of HS Resources common stock for each share of the Company's common stock ("Common Stock"), subject to adjustments in certain events. Certain stockholders of the Company (holding, in the aggregate, more than 50% of the outstanding shares of Common Stock) have agreed with HS Resources to, among other things, vote shares representing a majority of the outstanding Common Stock in favor of the Merger. See "Items 1 and 2. Business and Properties - Recent Developments - Merger Agreement."

Results of Operations

   General

   The factors that most significantly affect the Company's operating results are (i) the sales prices of oil and natural gas; (ii) the amount of oil and gas sold; (iii) the amount of operating expenses; and (iv) the interest rates on, and amount of, borrowing. Sales of oil and gas are significantly affected by the Company's ability to complete producing property acquisitions and to maintain or increase production from existing properties through developmental drilling and production enhancement activities.

   The comparability of results during the periods presented is impacted by the fact that, during the period from October 1989 through December 1995, the Company completed 58 property acquisitions involving total acquisition and development costs of $140 million that added substantial proved oil and gas reserves and increased production levels. As a result, the Company's equivalent reserves increased 63% in 1993, 22% in 1994, and 40% in 1995, while production and revenues also increased.

   Prices received by the Company for sales of oil and natural gas fluctuate significantly from period to period. Relatively modest changes in either oil or gas prices can significantly impact the Company's results of operations and cash flows. The prices of natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world-wide oil price levels. Declines in natural gas or oil prices could adversely effect the semi-annual borrowing base determination under the Company's current credit agreement.

   In October 1992, the Company began marketing natural gas. Through its wholly-owned subsidiary, Tide West Trading, the Company actively markets its own natural gas production as well as that of third parties. During 1995, the Company marketed, on average, 174.6 MMcf of gas per day. The Company believes that this activity gives it more control over the marketing of its product and, thus, affords the Company a higher sales price than it would otherwise receive if its gas were marketed by a third party. The revenues and the associated expenses of this activity are recognized under the heading "Trading and transportation" in the Company's financial statements. Tide West Trading strives to provide all of the functions of a large marketing company, but with the better service of a smaller company. Its primary mission is to find the best markets for the Company's gas at no net cost to the Company while generating additional profit by marketing third party supply.

   Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

   Oil and gas revenues increased from 1994 to 1995 by $7 million, or 24%. This increase was primarily due to a 58% increase in crude oil sales volumes, a 28% increase in natural gas sales volumes, and an increase in the average sales prices received for crude oil of $1.16 per Bbl, or 8%, although the average sales prices received for natural gas decreased by $.22 per Mcf, or 13%. Excluding the effects of the consolidation of Horizon into the Company's financial statements in 1995, crude oil sales volumes increased 40% and natural gas sales volumes increased 13% due to oil and gas property acquisitions and increased drilling activity in 1995. The consolidation of Horizon, in 1995, resulted in an additional 16% increase in oil and gas revenues. Excluding the effects of such consolidation, the increase in crude oil and natural gas sales volumes and oil prices, partially offset by a decrease in natural gas prices, increased oil and gas revenues 8% in 1995, compared to 1994.

   Trading and transportation net margins increased by $441,000 in 1995 compared to 1994. The quantity of gas marketed in 1995 increased to 63.7 Bcf, up from
58.0 Bcf in 1994. Net margins per Mcf were slightly lower at 3.2 cents per Mcf in 1995, compared to 4.0 cents per Mcf for the same period in 1994, partially offsetting the increased quantity of gas marketed. Natural gas marketed on the Company's behalf amounted to 19% of the total gas sold by Tide West Trading in 1995, as compared to 16% in 1994.

   In order to reduce price fluctuation risk, Tide West Trading hedges its position throughout each trading month. This hedging activity impacts the trading and transportation revenue reported. In 1995, Tide West Trading's hedging activity yielded a gain of $253,000, however it yielded a loss of $272,000 in 1994.

   Lease operating expenses increased $2.8 million, or 58%, in 1995 compared to 1994. Such increase was due to property acquisitions, the developmental wells drilled, and the consolidation of Horizon. Such consolidation increased lease operating expenses by $1.5 million, or 31%. Excluding the effects of the consolidation of Horizon, lease operating expenses increased $1.3 million, or 27%, from 1994.

   Severance taxes increased $509,000, or 25%, as a result of a 24% increase in oil and gas revenues.

   General and administrative expenses, excluding compensation expense - stock options, increased $755,000, or 24%, in 1995 compared to 1994, due primarily to the consolidation of Horizon. Such consolidation of Horizon increased general and administrative expenses $383,000, or 12%.

   Depreciation, depletion and amortization increased $916,000, or 9%, primarily as a result of the consolidation of Horizon, partially offset by a decrease due to the revision of reserve estimates and a change in the method of calculating depletion. The consolidation of Horizon increased depreciation, depletion and amortization by $1.2 million, or 11%. Excluding the consolidation of Horizon, depreciation, depletion and amortization decreased $229,000, or 2%.

   Interest expense increased by $1.3 million, or 72%, as a result of the increase in the average outstanding advances under the Company's revolving credit facility and an increase in interest rates.

   Interest income increased $216,000, or 243%, due to interest earned on short-term investments and due to the consolidation of Horizon. Horizon increased interest income $136,000, or 153%, in 1995.

   In 1995, a net gain on commodity transactions was recorded in the amount $1.4 million, before income tax, of which $615,000 has been realized. These commodity transactions do not qualify as hedges. The Company did not have any comparable commodity transactions in 1994. Since 1991, the Company has engaged in limited hedging activities through commodity swaps and futures contracts in order to reduce the effect of the volatility of oil and gas prices. At December 31, 1995, the Company had covered all of its significant hedged oil and gas commodity transactions with offsetting contracts.

   Other expenses increased $75,000, or 16%, in 1995 compared to 1994. Other expenses in 1995 consisted primarily of merger expenses in the amount of $355,000 for costs associated with the merger of Killgore Investments, Inc. with and into the Company and the proposed Merger with HS Resources.

   Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

   The Company's oil and gas revenues increased 24% from 1993 to 1994 primarily because of increased sales of oil and gas volumes. Total revenues increased by $21.7 million in 1994 compared to 1993, which consisted of a $5.7 million increase in oil and gas revenues and a $16.0 million increase in trading and transportation revenues.

   Oil and gas production increased 37% in 1994 compared to 1993, on a BOE basis. This increase was due to a 22% increase in crude oil sales volumes and a 40% increase in natural gas sales volumes. The increase in production was primarily related to the acquisition of certain oil and gas properties from Pennzoil Petroleum Company and Pennzoil Exploration and Production Company in December 1993 ("the Pennzoil Properties"), and three acquisitions completed in the third quarter of 1994, partially offset by the contributions of oil and gas properties to Horizon during 1994.

   In 1994 as compared to 1993, average sales prices received for crude oil decreased by $.40 per Bbl, or 3%, and average sales prices received for natural gas decreased by $.29 per Mcf, or 15%. The decrease in the price of oil was due to an overall market decline and the acquisition of the Pennzoil Properties which consisted, in part, of oil properties containing lower-priced heavy and sour crude. The decrease in the price of gas was due to an overall market decline.

   Lease operating expenses increased $225,000, or 5%, in 1994 compared to 1993. The relatively modest change in lease operating expenses was due to the property acquisitions in the last half of 1993 and in 1994, which have relatively low lease operating expenses, further reduced by the oil and gas property contributions to Horizon and overall improvements in operating efficiencies.

   Severance taxes increased $329,000, or 20%, in 1994 as a result of a 24% increase in oil and gas revenues.

   General and administrative expenses increased $891,000 or 39%, in 1994 compared to 1993, due primarily to the acquisition of oil and gas properties and the expansion of the Company's developmental drilling and workover activities.

   Depreciation, depletion and amortization increased $1.6 million, or 18%, as a result of increased sales volumes stemming from the acquisition of the Pennzoil Properties and other oil and gas properties acquired in the third quarter of 1994, and which was partially offset by high depletion charges on the Company's Austin Chalk wells which were contributed to Horizon in 1994.

   Interest expense increased by $969,000, or 109%, in 1994 as a result of the increase in the average outstanding advances under the Company's revolving credit facility and increases in interest rates.

   Other expenses increased $321,000, or 228%, in 1994 primarily as a result of $150,000 in expenses associated with a merger agreement with Parker & Parsley Petroleum Company, which agreement was mutually terminated in 1995, and a $200,000 provision for litigation expense.

   Recent Accounting Pronouncements

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Effective for fiscal years beginning after December 15, 1995, FAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to such assets. The Company will adopt FAS 121 in 1996. Management believes that the impact of this pronouncement on the Company's consolidated financial statements will not be material.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. As allowed by FAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 for such stock-based compensation arrangements and will disclose the pro forma effects of applying FAS 123 for 1995 and 1996 in its 1996 financial statements.

   Capital Resources and Liquidity

   Subject to change in the event the proposed Merger with HS Resources is consummated, the Company intends to continue expanding its reserve base through acquisitions of producing oil and gas properties, developmental drilling and workover programs. Sources of capital for such expansion include internally-generated cash flow from operations and borrowing capacity under the Company's revolving credit facility. At December 31, 1995, the Company had positive working capital of $4.4 million, long-term debt of $40.8 million, and stockholders' equity of $74.5 million. The Company's principal source of cash flow is the production and sale of its crude oil and natural gas reserves, which are depleting assets. Cash flow from oil and gas sales depends upon the quantity of production and the price obtained for such production. An increase in prices permits the Company to finance its operations to a greater extent with internally-generated funds. A decline in prices reduces the cash flow generated by operations, which in turn reduces the funds available for servicing debt, acquiring additional properties and exploring for and developing new reserves. At December 31, 1994, the Company had positive working capital, long-term debt, and stockholders' equity of $3.0 million, $32.3 million, and $70.5 million, respectively.

   Net cash provided by operating activities was $11.9 million, $17.7 million and $24.1 million for the years ended December 31, 1993, 1994, and 1995, respectively. The increase in 1995 was primarily due to an increase in operating income.

   Capital Expenditures

   The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and sources of debt financing. Subject to change in the event the proposed Merger is consummated, the Company presently budgets capital expenditures in 1996 of approximately $10.0 million for oil and gas property acquisitions and approximately $17.0 million for drilling and enhancement activities. The timing of most capital expenditures is discretionary because the Company has no material long-term commitments. Thus, the Company has the flexibility to adjust expenditure levels as conditions warrant. The Company uses internally-generated cash flow to fund capital expenditures associated with the development and enhancement of existing properties. In the event the Company's internally-generated cash flow should be otherwise insufficient to meet its debt service or other obligations, the Company may reduce the level of discretionary capital expenditures in order to meet such obligations. The level of the Company's capital expenditures can vary, depending on energy market conditions, potential return on investment, and other related economic factors. The Company believes that its cash flow and available credit capacity will be sufficient to fund the budgeted capital expenditures and debt service for 1996.

   Net cash used in investing activities was $40.0 million, $27.8 million and $26.6 million for the years ended December 31, 1993, 1994, and 1995, respectively. The decrease in net cash used in investing activities in 1995 was primarily due to a $2.3 million increase in the amount of proceeds from the sale of assets offset by a $2.5 million increase in capital expenditures and a $1.3 million decrease in contributions to Horizon. Of the $29.9 million in capital expenditures for 1995, $13.4 million was spent on developmental drilling and enhancement activities, $16.0 million on producing property acquisitions, and $500,000 on other assets.

   Financing Arrangements

   Certain banks have provided the Company with a revolving credit facility, which is secured by substantially all of the Company's oil and gas assets, and is renewable on July 1 of each year. At December 31, 1995, the outstanding principal balance under the facility was $40.8 million. On a semi-annual basis, the banks redetermine the Company's borrowing base based upon their review of the Company's reserves. In the event of non-renewal, the outstanding advances will be convertible into a three-year term loan. The unused and available portion of the revolving commitment under the Company's bank credit facility was $39.2 million at December 31, 1995 and $43.0 million on March 15, 1996. The unused portion of the Company's revolving credit facility provides liquidity to finance future acquisitions. The Company expects that cash flow from operations which is not utilized for capital expenditures will be used to reduce indebtedness.

   At December 31, 1995, the borrowing base under the revolving facility was $80.0 million. Advances under the revolving credit facility bear interest, payable monthly, at a floating rate based on the prime rate or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above LIBOR vary based on the level of outstanding advances and the borrowing base at the time. In addition, the Company must pay a quarterly standby commitment fee of .25% to .375%, depending upon the relationship of outstanding borrowing to the borrowing base.

   The Company has a total of $40 million notional amount hedged through interest rate swaps for five years beginning in 1995 and continuing through 1999. The effective interest rates to be paid by the Company on its interest rate swaps are 7.9% for 1995, 8.7% for 1996, and 8.8% for 1997 through 1999.

   On December 20, 1993, the Company's wholly-owned subsidiary, Tide West Trading, completed a $5.0 million letter of credit facility, all of which was available on December 31, 1995.

   Net cash provided by financing activities was $27.4 million, $10.0 million, and $5.9 million for the years ended December 31, 1993, 1994, and 1995, respectively. The cash provided by financing activities for the year ended December 31, 1993, consisted primarily of $31.9 million in proceeds from the Company's Common Stock offering offset by a $4.4 million reduction in long-term debt, compared with a $10.0 million net increase in long-term debt in 1994, and for 1995, an $8.5 million net increase in long-term debt offset by Common Stock repurchases of $2.7 million.

  The Company's existing debt and credit agreements contain covenants which limit the amount of additional indebtedness the Company may incur, restrict acquisitions and sales of oil and gas properties above a certain amount, and restrict dividends to 30% of cash flow.

Item 8.  Financial Statements and Supplementary Data.

  See "Item 14. Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

    Set forth below is certain information with respect to each director and executive officer of the Company. Each director is elected for a one-year term. Executive officers are elected by the Board of Directors and serve at its discretion.

Name                         Age  Position
----                         ---  --------

Philip B. Smith.............. 44  Director, President and Chief Executive
                                  Officer

Robert H. Mase............... 42  Director and Vice President-Acquisitions

Douglas J. Flint............. 39  Director and Vice President-Operations

R. Gamble Baldwin............ 73  Director

David R. Albin............... 36  Director

Kenneth A. Hersh............. 33  Director

Robert A. Curry.............. 48  Director

Peggy E. Gwartney............ 37  Chief Financial Officer, Controller,
                                  Treasurer and Secretary

    The following is a brief description of the business background of each of the directors and executive officers of the Company.

    Mr. Philip B. Smith has been President, Chief Executive Officer and a Director of the Company since November 20, 1992. He has been President and a director of Draco Petroleum, a wholly-owned subsidiary of the Company, since April 1991 and of Tide West Trading, formerly Draco Production Company, a wholly-owned subsidiary of the Company, since July 1989. From May 1986 until April 1991, Mr. Smith was a Senior Vice President of Mega Natural Gas Company, a natural gas gathering company and the former parent company of Tide West Trading and its predecessor companies ("Mega"). Prior to that time, he held various technical and management positions at other independent and major oil and gas companies.

    Mr. Robert H. Mase has been a Vice President and a Director of the Company since November 20, 1992. He has been a Vice President and a director of Draco Petroleum and a director of Tide West Trading since April 1991. He has been a Vice President of Tide West Trading since June 1990. From March 1990 until June 1990, Mr. Mase was employed by Tide West Trading as manager of acquisitions and land. From July 1981 until March 1990, he was a Vice President and land manager at Oakland Petroleum, an independent oil and gas company.

    Mr. Douglas J. Flint has been a Vice President and a Director of the Company since November 20, 1992. He served as Secretary of the Company from November 1992 until September 1994. From February 1986 until November 1992, he was President and a director of Old Tide West. From September 1986 until February 1988, Mr. Flint was President, and from February 1981 until September 1986, he was Vice President, of Square D Drilling & Production, Inc., a former wholly-owned subsidiary of Old Tide West.

    Mr. R. Gamble Baldwin has been a Director of the Company since November 20, 1992. Since November 1988, he has been the general partner of G.F.W. Energy, L.P. ("GFW"), the general partner of NGP, an investment fund organized to make equity-related investments in the North American oil and gas industry. Mr. Baldwin is also a member/manager of two limited liability companies which are the general partners of the general partners of Natural Gas Partners II, L.P. (formed in June 1994) ("NGP II") and Natural Gas Partners III, L.P. (formed in May 1995) ("NGP III"), limited partnerships which similarly invest in the North American oil and gas industry, and is active in the management of NGP II and NGP
III. From 1974 until November 1988, Mr. Baldwin was a Managing Director of The First Boston Corporation, an investment banking firm, specializing in all aspects of the natural gas business. Mr. Baldwin has been a member of the International Advisory Board of Creditanstalt Bankverein, of Vienna, Austria, since 1984, and a director of Coflexip Stena Offshore, a provider of advanced technology oilfield equipment and service, since 1993.

    Mr. David R. Albin has been a Director of the Company since November 20, 1992. Since November 1988, he has been a limited partner of GFW and has been responsible for the management of NGP's portfolio. Mr Albin is also a member/manager of the two limited liability companies which are the general partners of the general partners of NGP II and NGP III and co-manages the portfolios of NGP II and NGP III. From December 1984 until November 1988, Mr. Albin was employed by Bass Investment Limited Partnership, an investment partnership, where he was also responsible for portfolio management.

    Mr. Kenneth A. Hersh has been a Director of the Company since November 20, 1992. Since March 1989, he has been a limited partner of GFW and has co-managed NGP's portfolio. Mr. Hersh is also a member/manager of the two limited liability companies which are the general partners of the general partners of NGP II and NGP III and co-manages the portfolios of NGP II and NGP III. During 1988, he was a consultant with McKinsey & Co., a management consulting firm. From August 1985 until August 1987, Mr. Hersh was employed by the investment banking division of Morgan Stanley & Co., where he was a member of that firm's energy group, specializing in oil and gas financing and acquisition transactions. Mr. Hersh currently serves as a director of HS Resources, an independent oil and gas company.

    Mr. Robert A. Curry has been a Director of the Company since November 20, 1992. He has been a shareholder and a director of the law firm of Conner & Winters, A Professional Corporation, in Tulsa, Oklahoma since February 1992. From 1975 until February 1992, he was employed by the law firm of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., in Tulsa, Oklahoma.

    Ms. Peggy E. Gwartney was named Chief Financial Officer of the Company, in conjunction with her positions as Controller, Secretary and Treasurer, in January 1995. She has been Treasurer and Controller of the Company since the closing of the Draco Transaction in November 1992 and Secretary beginning September 1994. She has been Controller of Draco Petroleum and Tide West Trading since April 1991. From May 1981 until April 1991, she was employed by Mega as a senior accountant. Ms. Gwartney is a Certified Public Accountant.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC") and to furnish the Company with a copy of each such report. SEC regulations impose specific due dates for such reports, and the Company is required to disclose any failure to file such reports by their due dates during and for fiscal year 1995.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and more than ten percent stockholders were complied with during and for fiscal year 1995.


Item 11.  Executive Compensation.

    The following tables set forth information relating to compensation paid by the Company during the fiscal years ended December 31, 1993, 1994 and 1995, to its chief executive officer and to its other executive officers who earned, in salary and bonuses, more than $100,000 for services rendered during 1995.

                          Summary Compensation Table

                                                   Annual Compensation                Long-Term Compensation
                                               ---------------------------     -----------------------------------
                                                                                      Awards          Payouts
                                                                               -----------------------------------
                                                                     Other     Restricted     Securities
                                                                    Annual       Stock        Underlying    LTIP     All Other
Name and                                                           Compensa-    Award(s)       Options/    Payouts   Compensa-
Principal Position           Year          Salary($)     Bonus($)   tion($)       ($)          SARs(#)       ($)      tion($)
------------------           -------------------------------------------------------------------------------------------------
Philip B. Smith,             1995          135,000       207,510      (1)          --             --         --       4,620(2)
 President                   1994          120,000       199,175      (1)          --             --         --       4,620(2)
                             1993           90,000        10,250      (1)          --           60,000       --       3,743(2)

Robert H. Mase, Vice         1995          130,000       207,385      (1)          --             --         --       4,620(2)
 President-Acquisitions      1994          115,000       199,050      (1)          --             --         --       4,620(2)
                             1993           85,000        10,125      (1)          --           60,000       --       2,678(2)

Douglas J. Flint, Vice       1995          130,000       207,385      (1)          --             --         --       4,620(2)
 President-Operations        1994          115,000       199,050      (1)          --             --         --       4,620(2)
                             1993           85,000        10,125      (1)          --           60,000       --       2,678(2)

(1) Other annual compensation paid or distributed did not exceed the lesser of $50,000 or 10% of the executive's annual salary and bonus.

(2) Represents the Company's contribution to such officer's account under its 401(k) Plan.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values

                                                            Number of Securities     Value of Unexercised In-the-
                                                           Underlying Unexercised        Money Options/SARs at
                                                          Options/SARs at FY-End(#)           FY-End($)(1)
                                                          -------------------------  ----------------------------
                             Shares
                             Acquired on      Value
Name                         Exercise(#)      Realized($)  Exercisable  Unexercisable  Exercisable  Unexercisable
----                         -----------      ----------   -----------  -------------  -----------  -------------
Philip B. Smith............      --              --          150,000        20,000        836,250        67,500

Robert H. Mase.............      --              --          180,000        20,000      1,026,900        67,500

Douglas J. Flint...........      --              --          157,875        22,625        876,996        81,337

-------------------
(1) The product of (a) the difference between (i) the per share Option exercise price, and (ii) the per share market price of Common Stock on December 29, 1995 ($13.375); and (b) the number of shares of Common Stock underlying the unexercised in-the-money Options outstanding at December 31, 1995.

Compensation of Directors

    Employee directors receive no additional compensation for serving on the Board of Directors or any committee thereof. Non-employee directors receive an annual retainer of $10,000 and are reimbursed for expenses they incur to attend meetings of the Board of Directors and committees thereof. The Company's Certificate of Incorporation and By-laws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. The Company also has entered into indemnification agreements with, and carries liability insurance on behalf of, all of its directors and officers.

Compensation Committee Interlocks and Insider Participation

    Mr. Smith, President and Chief Executive Officer of the Company, is a member of the Compensation Committee and participates in deliberations concerning executive officer compensation. The other two members of the Compensation Committee, Messrs. Albin and Curry, are outside directors of the Company. No executive officer of the Company served on the Stock Option Committee during 1995 or is currently serving on such Committee.

    In January 1993, the Company and NGP entered into a financial advisory services contract whereby NGP provides financial advisory services to the Company for a quarterly fee of $12,500. The Company has also indicated that it will pay NGP a completion bonus of $150,000 upon the completion of a sale of the Company. Messrs. Albin and Hersh are limited partners of GFW, the general partner of NGP, and co-manage NGP's portfolio. For details of these transactions, see "Item 13. Certain Relationships and Related Party Transactions." The law firm of Conner & Winters, A Professional Corporation, of which Mr. Curry is a shareholder and director, has regularly performed legal services as counsel to the Company since November 20, 1992.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth certain information, as of March 15, 1996, regarding ownership of the Company's Common Stock by (a) all persons known by the Company to be beneficial owners of more than five percent of such stock, (b) each director of the Company, (c) each of the executive officers of the Company named in the Summary Compensation Table above, and (d) all executive officers and directors of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares:

                                                   Amount and
                                                   Nature of
Name of Owner or                                   Beneficial          Percentage
Identity of Group                                  Ownership            of Class
-----------------                                 -----------         ------------
Natural Gas Partners, L.P. (1)(2)................  4,550,000             46.49

Philip B. Smith (2)(3)...........................    639,558              6.44

Douglas J. Flint (4).............................    498,375              5.01

Robert H. Mase (5)...............................    302,389              3.03

R. Gamble Baldwin (6)............................  4,552,000             46.51

David R. Albin...................................         --                --

Kenneth A. Hersh.................................      5,450              0.06

Robert A. Curry..................................         --                --

Executive officers and directors
  as a  group (eight persons) (7)................  6,009,755             58.42

---------------
(1) Excludes 340,500 shares owned by Douglas J. Flint which have been pledged to NGP in connection with a loan by NGP to Mr. Flint. NGP disclaims beneficial ownership of such shares. NGP's address is 777 Main Street, Suite 2700, Fort Worth, Texas 76102.

(2) The stockholder has sole dispositive power with respect to the indicated shares, but shares voting power with HS Resources (only as to 344,000 shares, for Mr. Smith) pursuant to an irrevocable proxy as to certain matters granted by the stockholder in connection with the proposed Merger of the Company with a subsidiary of HS Resources. See "Items 1 and 2. Business and Properties-Recent Developments." The address of HS Resources is One Maritime Plaza, 15th Floor, San Francisco, California 94111.

(3) Includes (i) 150,000 shares subject to stock options which are currently exercisable at an average exercise price of $7.80 per share, and (ii) 85,000 shares held by Mr. Smith, as trustee of two trusts for benefit of his children, and as to which he has sole dispositive and voting power.

(4) Includes 10,000 shares owned by Mr. Flint that are subject to a currently exercisable purchase option granted to a former executive officer and director of Old Tide West and 157,875 shares subject to stock options which are currently exercisable at an average exercise price of $7.82 per share, and excludes 8,000 shares held by Mr. Flint's wife, as custodian for their children, as to which he disclaims beneficial ownership.

(5) Includes 180,000 shares subject to stock options which are currently exercisable at an average exercise price of $7.67 per share.

(6) Mr. Baldwin is the sole general partner of GFW, the sole general partner of NGP. Therefore, Mr. Baldwin and GFW are deemed to be the beneficial owners of all shares beneficially owned by NGP. GFW's address is 777 Main Street, Suite 2700, Fort Worth, Texas 76102. Mr. Baldwin's address is 115 East Putnam Avenue, Greenwich, Connecticut 06830.

(7) Includes 499,858 shares subject to stock options which are currently exercisable at an average exercise price of $7.79 per share. Excludes 8,000 shares held by Mr. Flint's wife, as custodian for their children, as to which he disclaims beneficial ownership.

    Changes in Control

    On February 25, 1996, the Company entered into the Merger Agreement with HS Resources, whereby the Company is to be merged with and into a subsidiary of HS Resources, with the Company's stockholders receiving $8.75 of cash and .6295 of a share of HS Resources common stock for each share of the Company's Common Stock, subject to adjustments in certain events. Certain stockholders of the Company (holding, in the aggregate, more than 50% of the outstanding shares of Common Stock) have agreed with HS Resources to, among other things, vote shares representing a majority of the outstanding Common Stock in favor of the Merger. See "Items 1 and 2. Business and Properties - Recent Developments - Merger Agreement" for more details of the proposed Merger.

Item 13.  Certain Relationships and Related Party Transactions.

    Effective December 1, 1992, the Company acquired (a) from NGP, the limited partner interest in Draco in exchange for 4,550,000 shares of Common Stock (approximately 76% of the Company's then outstanding Common Stock), and (b) from Messrs. Smith and Mase, all of the issued and outstanding stock of Draco Petroleum, the sole general partner of Draco, in exchange for 489,558 and 122,389 shares of Common Stock, respectively. The stock of Draco Petroleum was acquired by Messrs. Smith and Mase in April 1991. Mr. Smith's interest in Draco Petroleum was acquired in exchange for shares of common stock of Mega owned by Mr. Smith. Mr. Mase acquired his interest in Draco Petroleum using $97,500 borrowed from Draco. Such loan was secured by the Draco Petroleum stock purchased by Mr. Mase. On November 20, 1992, the loan was assigned by Draco to the Company as part of a distribution in liquidation of Draco. The loan, which bears interest, payable quarterly, at a rate equal to the base lending rate of the Company's bank, is now secured by 20,000 shares of Common Stock owned by Mr. Mase. The largest amount outstanding under the loan during fiscal year 1995 was $65,250 on January 1, 1995. The outstanding principal balance of Mr. Mase's loan at December 31, 1995, was $50,000. The loan is repayable in 20 equal quarterly installments which commenced on June 1, 1993.

    Effective January 1, 1993, the Company and NGP entered into a financial advisory services contract whereby NGP provides financial advisory services to the Company for a quarterly fee of $12,500. In addition, NGP is reimbursed for its out-of-pocket expenses incurred in performing such services. The agreement is renewable annually and can be terminated by NGP or the Company at the end of any fiscal quarter. Under the agreement, NGP assists the Company in managing its public and private financing activities, its public financial reporting obligations, its budget planning processes, and its investor relations program, as well as providing ongoing strategic advice. NGP has not received any other transaction-related compensation for its advisory assistance to the Company. However, at the time the Company's Board of Directors determined and publicly announced that the Company would be sold, the Board of Directors decided to pay NGP a completion bonus of $150,000 upon the completion of the sale of the Company, in recognition of the extra effort required by NGP to prepare the Company for sale.

    The law firm of Conner & Winters, A Professional Corporation, has regularly performed legal services as counsel to the Company since November 20, 1992. Robert A. Curry, a Director of the Company, is a shareholder and director of Conner & Winters.

    Sandia Energy Corporation ("Sandia"), a drilling contractor which Old Tide West utilized to drill wells operated by Old Tide West, filed for reorganization under Chapter 11 of the United States Bankruptcy Code on March 2, 1992. Sandia is wholly-owned by Donald J. Flint, the brother of Douglas J. Flint, who was then the President and a director of Old Tide West. A second bankruptcy petition with respect to Sandia was filed and approved on October 26, 1994. Under the second bankruptcy plan, the Company elected to receive the amount of its unsecured claim from revenues from Sandia's royalty interest in an oil and gas property. At the time of the second bankruptcy filing, Sandia owed the Company $141,000 in receivables from operating and prepaid drilling costs. The Company expects to receive periodic payments in satisfaction of its claim beginning in 1996.

    The Company's By-laws currently provide that, in the event the Company enters into a transaction or loan involving more than $10,000 in consideration or value with or involving any of its officers, directors, affiliates or stockholders in the future, such transaction or loan must be undertaken on terms no less favorable to the Company than those generally available from unaffiliated third parties, and that such transaction or loan must be approved by a majority of the members of the Board of Directors not having any interest in the transaction.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) Financial Statements:

    The financial statements are listed in the accompanying Index to Financial Statements and are filed as a part of this Form 10-K.

    (2)  Financial Statement Schedules:

    All schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

    (3)  Exhibits:

    The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

    2.1 Agreement and Plan of Merger dated February 25, 1996, between H.S. Resources, Inc., HSR Acquisition, Inc. and the Company.

    3.1 Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 20, 1992 (the "1992 Form 8-K")).

    3.2 Amendment to Certificate of Incorporation dated January 29, 1993 (effective February 1, 1993) (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-57058 (the "S-1 Registration Statement")).

    3.3 Restated By-laws of the Company (filed as Exhibit 3.3 to the S-1 Registration Statement).

    4.1 Form of stock certificate for the Company's Common Stock, par value $.01 per share (filed as Exhibit 4.1 to the S-1 Registration Statement).

   10.1 Second Amended and Restated Credit Agreement dated June 15, 1995, between the Company, as borrower, and Union Bank, Colorado National Bank, Texas Commerce Bank, National Association, and Den norske Bank AS, as lenders, and Union Bank, as agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 11, 1995 (the "Second Quarter 1995 Form 10-Q")).

   10.2 First Amendment to Second Amended and Restated Credit Agreement dated December 21, 1995, between the Company, as borrower, and Union Bank, Colorado National Bank, Texas Commerce Bank, National Association, and Den norske Bank AS, as lenders, and Union Bank, as agent.

   10.3 Credit Agreement dated December 23, 1993, between Tide West Trading & Transport Company, as borrower, and Union Bank, Colorado National Bank and Den norske Bank AS, as lenders, and Union Bank, as agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 12, 1994).

   10.4 First Amendment to Credit Agreement dated December 19, 1994, between Tide West Trading & Transport Company, as borrower, and Union Bank, Colorado National Bank and Den norske Bank AS, as lenders, and Union Bank, as agent (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K dated March 30, 1995 (the "1994 Form 10-K")).

   10.5 Second Amendment to Credit Agreement dated February 17, 1995, between Tide West Trading & Transport Company, as borrower, and Union Bank, Colorado National Bank, and Den norske Bank AS, as lenders, and Union Bank, as agent (filed as Exhibit 10.10 to the 1994 Form 10-K).

   10.6 Third Amendment to Credit Agreement dated March 17, 1995, among Tide West Trading & Transport Company, as borrower, Union Bank, Den norske Bank AS and Colorado National Bank, as lenders, and Union Bank, as agent (filed as Exhibit 10.3 to the Second Quarter 1995 Form 10-Q).

   10.7 Fourth Amendment to Credit Agreement dated April 17, 1995, among Tide West Trading & Transport Company, as borrower, Union Bank, Den norske Bank AS and Colorado National Bank, as lenders, and Union Bank, as agent (filed as Exhibit 10.2 to the Second Quarter 1995 Form 10-Q).

   10.8 Limited Partnership Agreement dated December 28, 1993, between the Company and Horizon Natural Resources, Inc. (filed as Exhibit 10.7 to Company's Annual Report on Form 10-K dated March 30, 1994 (the "1993 Form 10-K")).

   10.9* Registration Rights Agreement dated November 20, 1992, among the Company, Natural Gas Partners, L.P. ("NGP"), Philip B. Smith and Robert H. Mase (filed as Exhibit 10.2 to the S-1 Registration Statement).

   10.10* Shareholders' Agreement dated November 19, 1992, among NGP, Philip B.
          Smith, Robert H. Mase and Douglas J. Flint (filed as Exhibit 28 to the 1992 Form 8-K).

   10.11* Promissory Note dated May 31, 1991, between Draco Gas Partners, L.P.
          ("Draco"), as lender, and Robert H. Mase, as borrower, and Assignment thereof by Draco to the Company, dated November 20, 1992 (filed as Exhibit 10.6 to the S-1 Registration Statement).

   10.12* Security Agreement dated November 20, 1992, between the Company, as secured party, and Robert H. Mase (filed as Exhibit 10.7 to the S-1 Registration Statement).

   10.13 Financial Advisory Services Contract dated January 1, 1993, between the Company and NGP (filed as Exhibit 10.8 to the S-1 Registration Statement).

   10.14 First Amendment to Financial Advisory Services Contract dated January 1, 1994, between the Company and NGP (filed as Exhibit 10.13 to the 1993 Form 10-K).

   10.15* Form of Indemnification Agreement dated as of November 20, 1992, between the Company and each of its officers and directors (filed as Exhibit 10.9 to the S-1 Registration Statement).

   10.16* The Company's 1991 Stock Option Plan and Amendment No. 1 thereto
          (filed as Exhibit 10.10 to the S-1 Registration Statement).

   10.17* Amendment No. 2 to the Company's 1991 Stock Option Plan (filed as
          Exhibit 4(e) to the Company's Registration Statement on Form S-8, No. 33-73020).

   10.18* Amendment No. 3 to the Company's 1991 Stock Option Plan (filed as
          Exhibit 10.17 to the 1993 Form 10-K).

   10.19* Form of Stock Option Agreement under the Tide West Oil Company 1991
          Stock Option Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated November 11, 1994).

   10.20 Form of Warrant Agreement between the Company and American Securities Transfer, Incorporated, dated June 21, 1991 (filed as Exhibit 10.11 to the S-1 Registration Statement).

   10.21 First Supplement and Amendment to Warrant Agreement between the Company and The First National Bank of Boston dated March 14, 1994 (filed as Exhibit 10.20 to the 1993 Form 10-K).

   10.22 Form of Purchase Warrant dated June 21, 1991, issued to Paulson Investment Company, Inc. and affiliates (filed as Exhibit 10.12 to the S-1 Registration Statement).

   21.    Subsidiaries of the Company.

   23.1   Consent of Deloitte & Touche LLP.

   23.2   Consent of Netherland, Sewell & Associates, Inc.

   27.    Financial Data Schedule.

   -----------
   *  Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TIDE WEST OIL COMPANY



         Date:  March 25, 1996           By:   /s/  Philip B. Smith
                                            ---------------------------
                                            Philip B. Smith
                                            President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                   Title                      Date


  /s/  Philip B. Smith       Director and President              March 25, 1996
--------------------------   (Principal Executive Officer)
   Philip B. Smith


  /s/  Robert H. Mase        Director and Vice President         March 25, 1996
--------------------------
   Robert H. Mase



  /s/  Douglas J. Flint      Director and Vice President         March 25, 1996
---------------------------
   Douglas J. Flint



  /s/  Peggy E. Gwartney     Chief Financial Officer,            March 25, 1996
---------------------------  Controller and Treasurer
   Peggy E. Gwartney         (Principal Financial Officer
                             and Principal Accounting Officer)


  /s/  R. Gamble Baldwin     Director                            March 25, 1996
---------------------------
   R. Gamble Baldwin



  /s/  David R. Albin        Director                            March 25, 1996
---------------------------
   David R. Albin



  /s/  Kenneth A. Hersh      Director                            March 25, 1996
---------------------------
   Kenneth A. Hersh



  /s/  Robert A. Curry       Director                            March 25, 1996
---------------------------
   Robert A. Curry

                             TIDE WEST OIL COMPANY

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report.........................................        F-2

Consolidated Balance Sheets as of December 31, 1994 and 1995.........        F-3

Consolidated Statements of Income for the years ended
December 31, 1993, 1994, and 1995....................................        F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1993, 1994, and 1995....................................        F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1993, 1994, and 1995....................................        F-6

Notes to Consolidated Financial Statements........................... F-7 - F-18

Independent Auditors' Report

To the Stockholders of Tide West Oil Company

  We have audited the accompanying consolidated balance sheets of Tide West Oil Company and subsidiaries (the "Company") as of December 31, 1994 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.


Deloitte & Touche LLP
Tulsa, Oklahoma
February 26, 1996

TIDE WEST OIL COMPANY

Consolidated Balance Sheets

                                                               December 31,
                                                           -------------------
(In thousands, except shares and per share amounts)          1994         1995
-----------------------------------------------------------------------------------
Assets
Current Assets:
 Cash and cash equivalents                               $    ---     $  3,744
 Accounts receivable:
  Revenues                                                 14,977       16,692
  Other                                                     2,960        2,763

 Other current assets                                       1,753        1,509
                                                          --------------------
   Total current assets                                    19,690       24,708

Property and Equipment:
 Oil and gas properties (successful efforts
  method)                                                 111,263      149,734

 Other property and equipment                               1,304        1,802
                                                          --------------------
                                                          112,567      151,536

 Accumulated depreciation, depletion and
  amortization                                            (20,350)     (33,090)
                                                          --------------------
   Property and equipment, net                             92,217      118,446

Investments                                                12,064          980
Other Assets - Net                                            349          263
------------------------------------------------------------------------------
                                                         $124,320     $144,397
                                                         =====================
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable:
  Gas purchases                                          $  9,652     $ 10,281
  Other                                                     2,706        3,345
 Revenues payable                                           3,604        3,788

 Accrued liabilities                                          736        2,924
                                                          --------------------
   Total current liabilities                               16,698       20,338

Long-Term Debt                                             32,300       40,800
Deferred Tax Liability                                      4,863        8,636
Commitments and Contingencies (Note 9)                        ---          ---
Minority Interest                                             ---          117

Stockholders' Equity:
 Preferred stock, $.01 par value, 20,000,000
  shares authorized, none outstanding                         ---          ---
 Common stock, $.01 par value, 20,000,000 shares
  authorized, 9,901,690 and
  9,787,628 shares issued and outstanding at
   December 31, 1994 and 1995                                  99           98
 Additional paid-in capital                                60,685       58,062

 Retained earnings                                          9,675       16,346
                                                          --------------------
   Total stockholders' equity                              70,459       74,506
------------------------------------------------------------------------------
                                                         $124,320     $144,397
                                                         =====================

See accompanying notes to consolidated financial statements.

TIDE WEST OIL COMPANY

Consolidated Statements of Income

                                                       Years ended December 31,
                                                    ----------------------------
(In thousands, except per share amounts)              1993       1994       1995
--------------------------------------------------------------------------------
Revenues:
    Oil and gas                                    $23,769   $ 29,510   $ 36,508
    Trading and transportation                      72,259     88,210     82,927
                                                   -----------------------------

            Total revenues                          96,028    117,720    119,435
                                                   -----------------------------

Operating Expenses:
    Cost of trading and transportation              70,398     86,366     80,642
    General and administrative - trading and
     transportation                                    334        563        485
    Lease operating                                  4,666      4,891      7,747
    Severance tax                                    1,679      2,008      2,517
    General and administrative                       2,256      3,147      3,902
    Compensation expense - stock options               190        180        170
    Depreciation, depletion and amortization         8,870     10,449     11,365
                                                   -----------------------------

            Total operating expenses                88,393    107,604    106,828
                                                   -----------------------------

Operating Income                                     7,635     10,116     12,607
                                                   -----------------------------

Other Income (Expense):
    Interest income                                    274         89        305
    Interest expense                                 (886)    (1,855)    (3,186)
    Gain (loss) from sale of assets                    (4)       110         99
    Gain on commodity transactions, net                ---        ---      1,399
    Other income (expense)                           (141)      (462)      (537)
                                                   -----------------------------

            Total other income (expense)             (757)    (2,118)    (1,920)
                                                   -----------------------------

Income Before Income Taxes and Cumulative
    Effect of Change in Accounting Principle         6,878      7,998     10,687
Provision for Income Taxes                           2,548      2,903      4,016
--------------------------------------------------------------------------------

Income Before Cumulative Effect of Change in
 Accounting Principle                                4,330      5,095      6,671
Cumulative Effect of Change in Accounting
 Principle                                           (300)        ---        ---
--------------------------------------------------------------------------------

Net Income                                         $ 4,030   $  5,095   $  6,671
--------------------------------------------------------------------------------

Net Earnings Per Common Share:

Net Income Per Common Share - Primary
    Before cumulative effect of change in
    accounting principle                             $0.47      $0.52      $0.67
    After cumulative effect of change in
    accounting principle                              0.43       0.52       0.67

    Weighted Average Shares Outstanding              9,303      9,902      9,897

Net Income Per Common Share - Fully Diluted          $0.43      $0.52      $0.65

    Weighted Average Shares Outstanding              9,303      9,902     10,247

See accompanying notes to consolidated financial statements.

TIDE WEST OIL COMPANY

Consolidated Statements of Stockholders' Equity
Years ended December 31, 1993, 1994 and 1995


                               Common Stock     Additional
                              ---------------      Paid-in   Retained
(In thousands)                Shares   Amount      Capital   Earnings    Total
------------------------------------------------------------------------------
Balance, December 31, 1992     6,452      $65      $28,860    $   550  $29,475
 Common stock issuance         3,450       34       31,825        ---   31,859
 Net income                      ---      ---          ---      4,030    4,030
                               -----------------------------------------------

Balance, December 31, 1993     9,902       99       60,685      4,580   65,364
 Net income                      ---      ---          ---      5,095    5,095
                               -----------------------------------------------

Balance, December 31, 1994     9,902       99       60,685      9,675   70,459
 Common stock issued in
  merger                         150        2           65        ---       67
 Stock options exercised           2      ---           16        ---       16

 Common stock repurchased
  and retired                  (266)      (3)      (2,704)       ---   (2,707)

 Net income                      ---      ---          ---      6,671    6,671
------------------------------------------------------------------------------

Balance, December 31, 1995     9,788      $98      $58,062    $16,346  $74,506
==============================================================================


See accompanying notes to consolidated financial statements.

TIDE WEST OIL COMPANY

Consolidated Statements of Cash Flows

                                                                    Years ended December 31,
                                                              -------------------------------
(In thousands)                                                     1993       1994       1995
---------------------------------------------------------------------------------------------
Operating Activities:
    Net Income                                                 $  4,030   $  5,095   $  6,671
    Adjustments to reconcile net income to net
            cash provided by operating activities:
        Depreciation, depletion and amortization                  8,870     10,449     11,365
        (Gain) loss from sale of assets                               4       (110)       (99)
        Impairment provision                                        241        234        ---
        Equity in loss of unconsolidated affiliate                  ---         12        ---
        Unrealized gain on commodity transactions                   ---        ---       (784)
        Cumulative effect of change in accounting principle         300        ---        ---
        Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable           (4,557)     1,811        149
            (Increase) decrease in income tax receivable            ---     (1,491)     1,491
            (Increase) decrease in other current assets               3       (867)       730
            Increase in other assets                                (78)       (70)      (177)
            Increase (decrease) in income taxes payable            (195)       (94)       436
            Increase in accounts and revenues payable
                and accrued liabilities                           2,715         52        501
            Increase in deferred income taxes                       551      2,662      3,773
                                                              -------------------------------

                 Total adjustments                                7,854     12,588     17,385
                                                              -------------------------------
                 Net cash provided by operating
                  activities                                     11,884     17,683     24,056
                                                              -------------------------------
Investing Activities:
    Capital expenditures                                        (42,039)   (27,380)   (29,859)
    Proceeds from sale of assets                                  1,830        812      3,116
    Collections on note receivable                                  153        137        175
    Distributions from (investments in)
            partnerships, net                                        11     (1,329)       ---
                                                              -------------------------------
                 Net cash used in investing activities          (40,045)   (27,760)   (26,568)
                                                              -------------------------------
Financing Activities:
    Borrowings of long-term debt                                 27,300     28,900     51,161
    Principal payments on long-term debt                        (31,735)   (18,900)   (42,661)
    Issuance of note receivable                                      (4)       (13)       ---
    Collections on note receivable                                    6         18         16
    Common Stock repurchased                                        ---        ---     (2,707)
    Exercise of stock options                                       ---        ---         16
    Other                                                           ---        ---         67
    Proceeds from stock offering                                 31,859        ---        ---
                                                              -------------------------------
                 Net cash provided by financing
                  activities                                     27,426     10,005      5,892
                                                              -------------------------------

Net Increase (Decrease) in Cash and Cash
                  Equivalents                                      (735)       (72)     3,380

Cash and Cash Equivalents, Beginning of Period                      807         72        364
---------------------------------------------------------------------------------------------

Cash and Cash Equivalents, End of Period                       $     72   $    ---   $  3,744
=============================================================================================

See accompanying notes to consolidated financial statements.

TIDE WEST OIL COMPANY

Notes to Consolidated Financial Statements
Years ended December 31, 1993, 1994 and 1995


1.   Organization, Business Combinations, and Stockholders' Equity

Organization    Tide West Oil Company (the "Company") is an independent oil and gas company focused on the acquisition and enhancement of producing oil and gas properties. The Company's principal operations are conducted in the Anadarko Basin, Arkoma Basin, the Southern Oklahoma Region, and the Texas/New Mexico Region. The Company also has a natural gas marketing subsidiary.

  Prices received by the Company for sales of oil and natural gas fluctuate significantly from period to period. Relatively modest changes in either oil or gas prices can significantly impact the Company's results of operations and cash flow. The prices of natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world-wide oil price levels. Declines in natural gas or oil prices could adversely affect the semi-annual borrowing base determination under the Company's current credit agreement.

Business Combinations    On April 10, 1995, Killgore Investments, Inc.
("Killgore") was merged with and into the Company, and 149,538 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Killgore. The merger was accounted for as a pooling of interests. Financial statements for prior periods were not restated because the effect of this business combination was not material.

Stockholders' Equity    On January 28, 1993, the Company completed a 1-for-10
reverse common stock split. All common stock and per share amounts in the accompanying consolidated financial statements have been restated to reflect this reverse split.

  In March 1993, the Company completed a stock offering of 3.45 million shares of common stock which yielded net proceeds of $31.9 million.

  During 1995, the Company purchased 266,000 shares of its common stock for $2.7 million. The shares were retired at December 31, 1995.

2.   Summary of Significant Accounting Policies

Principles of Consolidation    The financial statements include the accounts of
the Company's majority-owned subsidiaries, Tide West Trading & Transport Company ("Tide West Trading"), Draco Petroleum, Inc., and, for 1995, Horizon Gas Partners, L.P. ("Horizon"), after elimination of all material inter-company transactions and balances.

Management Estimates    The preparation of financial statements in conformity
with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents    Cash and cash equivalents include cash and interest
bearing time deposits with original maturities of three months or less.

Commodity Transactions    From time to time, the Company hedges the price of a
portion of its future oil and gas production with commodity price swap contracts and futures contracts. Gains and losses on contracts which effectively hedge the sales price of future production are deferred and included in income

TIDE WEST OIL COMPANY

in the period that was hedged. Other commodity contracts that do not qualify as hedges are recorded at market value and gains or losses are recognized currently. Margin deposits on futures are recorded as other current assets. At December 31, 1995, the Company had covered all of its significant commodity transactions with offsetting contracts.

Interest Rate Swaps    Interest rate swaps are entered into primarily as a hedge
against interest rate fluctuations on variable rate debt. The amounts to be paid or received on swaps are included in interest expense as payments are made or received.

Marketing   Natural gas is sold primarily on the spot market to a variety of purchasers, including intrastate and interstate pipelines, their marketing affiliates and other independent marketing companies. Based on actual pipeline deliveries and receipts, pipeline imbalance positions occur in the normal course of business. These positions are reflected as natural gas inventories or liabilities depending on the net position. The revenues and the associated expenses of Tide West Trading are presented under the heading "trading and transportation."

Gas Imbalances    Gas imbalances are accounted for under the sales method
whereby revenues are recognized based on actual production sold. The proved reserves are adjusted for any significant volume imbalances existing on the property for purposes of determining depletion and any required valuation allowances. At December 31, 1995, the Company's gas balancing position was approximately 840,000 Mcf overproduced.

Property and Equipment    The Company follows the successful efforts method of
accounting for oil and gas producing activities. Under this method, property acquisition costs, costs of productive exploratory wells and all development costs (including lease acquisition, tangible, and intangible costs) are capitalized. These costs are amortized on a physical unit-of-production basis at the field level using proved oil and gas reserves estimates. All costs associated with unsuccessful exploratory wells, geological and geophysical costs, and delay rentals are expensed as incurred.

  Valuation allowances are provided if the net capitalized costs of oil and gas properties at the field level exceed their estimated realizable values based on the undiscounted future net revenues. Unproved oil and gas properties are periodically assessed for impairment of value at the field level and, if necessary, a loss is recognized by providing an allowance.

  Other property and equipment is recorded at cost and depreciated on the straight-line method based on the estimated useful lives of the assets ranging from three to eight years.

  During the third quarter of 1995, the Company changed from the property-by-property basis to the field basis of applying the unit-of-production method to calculate depreciation, depletion and amortization ("DD&A") on producing oil and gas property. The field basis provides a better matching of expenses with revenues over the productive life of the properties, and, therefore, the Company believes the new method is preferable to the property-by-property basis. The effect of the accounting change was not material and prior interim periods were not restated. There was no material cumulative effect related to this change in computing DD&A at January 1, 1995.

  DD&A per equivalent barrel of production from the Company's oil and gas properties for the years ended December 31, 1993, 1994 and 1995 was $4.50, $3.86 and $3.17, respectively.

Investments    Effective January 1, 1995, the Company began consolidating
Horizon into its financial statements. Horizon was accounted for under the equity method during 1994 (its first year of operations). The Company's remaining unconsolidated investment, at December 31, 1995, consists of a

TIDE WEST OIL COMPANY


17.9 percent limited partnership interest in an oil and gas partnership accounted for under the cost method.

Income Taxes    The Company adopted Statement of Financial Accounting Standards
("FAS 109"), Accounting for Income Taxes on a prospective basis effective January 1, 1993. Prior to January 1, 1993, the Company accounted for income taxes under the provisions of Accounting Principles Board Opinion No. 11.

  Under FAS 109, the Company accounts for income taxes on an asset and liability method which requires the recognition of deferred tax liabilities and assets for the tax effects of (a) temporary differences between tax bases and financial reporting bases of assets and liabilities, (b) operating loss carryforwards and
(c) tax credit carryforwards.

Supplemental Disclosures of Cash Flow Information    During the years ended
December 31, 1993, 1994 and 1995, cash payments for interest totaled $880,000, $1.8 million, and $3.4 million, respectively, of which $230,000 was capitalized for the year ended December 31, 1995. No interest was capitalized during 1993 or 1994. Cash payments for income taxes totaled $2.2 million, $1.8 million, and $38,000 for the years ended December 31, 1993, 1994 and 1995, respectively. The Company received an income tax refund in the amount of $1.6 million in 1995.

  Effective January 1, 1995, the Company began consolidating the accounts and operations of Horizon in the consolidated financial statements. On April 10, 1995, Killgore was merged with and into the Company, and 149,538 shares of the Company's common stock were issued in exchange for all the outstanding common stock of Killgore.

  The following table presents the balance sheet accounts that were combined in the Company's consolidated balance sheet at the dates indicated:

                                            Horizon    Killgore
(In thousands)                              01/01/95   04/10/95
----------------------------------------------------------------
Cash                                        $   364     $  ---
Accounts receivable                           1,997        165
Note receivable                                  97        ---
Property and equipment                       12,062      1,052
Accumulated depreciation, depletion and
 amortization                                 2,245        355
Other non-current assets                         99         67
Accounts and revenues payable and
 accrued liabilities                          1,345        150
Long-term debt                                  ---        645
Stockholder equity                              ---         67

Earnings Per Common Share Earnings per common share for the periods presented have been computed using the weighted average number of common shares outstanding. Outstanding stock options and warrants are included in the weighted average shares outstanding for all periods in which their effect on earnings per share is dilutive.

Reclassifications    Certain reclassifications were made to the 1993 and 1994
financial statements to conform to the presentation used in 1995.

TIDE WEST OIL COMPANY

3. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of short-term investments, accounts receivable, short-term borrowing, accounts payable and accrued liabilities approximates fair value. The carrying value of long-term debt is also considered to approximate fair value based on its current interest rate and terms. The estimated fair value amounts of the Company's off-balance sheet financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange. At December 31, 1995, the Company had interest rate swaps which, if terminated on that date, would result in a loss of approximately $2.0 million.

4. Property and Equipment

Property and equipment consists of the following:





(In thousands)                                   1994       1995
----------------------------------------------------------------
Proved oil and gas properties:
 Leasehold costs                             $ 82,537   $106,530
 Intangible drilling costs                     17,208     16,899
 Vehicles                                         315        371
 Lease and well equipment                      11,203     25,934
                                             -------------------
                                              111,263    149,734
                                             -------------------

Other property and equipment:
 Land and buildings                               272        326
 Computer equipment                               653      1,072
 Furniture and fixtures                           379        404
                                             -------------------
                                                1,304      1,802
                                             -------------------
                                              112,567    151,536

Less: accumulated depreciation, depletion
 and amortization                             (20,350)   (33,090)
----------------------------------------------------------------

Net capitalized costs                        $ 92,217   $118,446
                                             ===================
The Company's share of equity method
 investee's net capitalized costs            $  9,419   $   ---
                                             ===================

Costs incurred in oil and gas property acquisitions and development activities are as follows:




(In thousands)                           1993     1994     1995
---------------------------------------------------------------
Property acquisitions                 $37,228  $19,227  $16,048
Development costs                       4,425    7,759   13,356
                                      -------------------------

Total costs incurred                  $41,653  $26,986  $29,404
                                      =========================
The Company's share of equity
 method investee's costs of
 property acquisitions and
 development costs                    $   ---  $ 3,800  $   ---
                                      =========================


 The Company did not incur any exploration costs during the three years ended December 31, 1995.

TIDE WEST OIL COMPANY

5.  Long-Term Debt

Long-term debt consists of the following:



(In thousands)                                         1994     1995
--------------------------------------------------------------------
Bank revolving credit facility:
 Interest payable based upon a one-month
 LIBOR option plus 1.875%  and 1.13% (8.0%
 and 6.9% at December 31, 1994 and
 1995, respectively)                                $31,150  $40,000

 Interest payable monthly at the bank's base
 lending rate plus .25% and 0%(8.75% and 8.5% at
 December 31, 1994 and 1995, respectively)            1,150      800
--------------------------------------------------------------------

Long-term debt                                      $32,300  $40,800
                                                ====================

  The revolving credit facility is secured by substantially all of the Company's oil and gas assets.

  In June and December of each year, the borrowing base, as defined under the revolving credit facility, is redetermined by the banks based upon their review of the Company's oil and gas reserves. The amount of the revolving commitment and borrowing base was $80.0 million at December 31, 1995. The Company must pay a quarterly standby commitment fee of 0.25% to 0.375%, depending upon the relationship of borrowings to the borrowing base. The revolving credit facility is renewable on July 1 of each year. In the event the facility is not renewed, the balance outstanding, not to exceed the borrowing base, will be converted to a three-year term note. Advances under the revolving credit facility bear interest, payable monthly, at a floating rate based on the prime rate or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"). The Company's interest rate increments above LIBOR vary based on the level of outstanding advances and the borrowing base at the time of the fixed rate election.

  On December 20, 1993, the Company's wholly-owned subsidiary, Tide West Trading, obtained a $5.0 million letter of credit facility. No amounts were outstanding under this facility at December 31, 1994 or 1995.

  The Company fixed the interest rate on $40 million notional amount of debt through interest rate swaps for five years beginning in 1995 and continuing through 1999. The effective interest rates to be paid by the Company on its interest rate swaps were 7.9% for 1995, and are 8.7% for 1996, and 8.8% for 1997 through 1999.

  The Company's credit agreement contains covenants which limit the amount of additional indebtedness the Company may incur, restrict acquisitions and sales of oil and gas properties above a certain amount, and restrict dividends to 30% of cash flow. The Company was in compliance with all such covenants at December 31, 1995.

TIDE WEST OIL COMPANY

6.  Income Taxes

    The Company's income tax expense consists of:



(In thousands)                  1993    1994    1995
----------------------------------------------------
Current:
    Federal                   $1,835  $   91  $  171
    State                        162     150      72
                              ----------------------
                               1,997     241     243
                              ----------------------
Deferred:
    Federal                      506   2,497   3,201
    State                         45     165     572
                              ----------------------
                                 551   2,662   3,773
----------------------------------------------------
Provision for income taxes    $2,548  $2,903  $4,016
                              ----------------------

    Deferred tax liabilities and assets at December 31, 1994 and 1995 are composed of the following:



(In thousands)                                 1994       1995
--------------------------------------------------------------
Deferred tax liability:
    Difference between book and
        tax basis of property               $(6,622)  $(10,525)
                                           -------------------

Deferred tax assets:
    Operating loss carryforward               1,434      1,157
    Stock options                               141        205
    Alternative minimum tax carryforward        184        503
    Nonconventional source fuel credit          ---         24
                                           -------------------
                                              1,759      1,889
--------------------------------------------------------------
Net deferred tax liability                  $(4,863)  $ (8,636)
                                           ===================

    The effect of adopting FAS 109 was to decrease net income by $946,000 ($0.10 per share) in 1993, not including the cumulative effect of $300,000.

    The Company's income tax expense, for the years ended December 31, 1993, 1994 and 1995, differs from the amount computed by applying the statutory federal income tax rate for the following reasons:



(In thousands)                    1993    1994     1995
-------------------------------------------------------
Tax provision at the federal
    statutory rate              $2,339  $2,719   $3,631
State income taxes                 206     320      644
Decrease in taxes resulting
    from tax credits               ---    (221)    (348)
Other                                3      85       89
-------------------------------------------------------
Provision for income taxes      $2,548  $2,903   $4,016
                               ========================

  The Company had net operating loss carryforwards at December 31, 1995, totaling approximately $3.4 million for federal income tax purposes. The tax loss carryforwards will be available to offset future federal income tax that would be otherwise payable. These carryforwards expire during the years 2000 through 2006. Substantially all of these carryforwards relate to operations prior to December 1, 1992. The Company's ability to use the carryforwards to offset future income is subject to certain restrictions resulting from the change in stock ownership which occurred in November 1992. These net operating loss carryforwards may be further limited as a result of the proposed merger as described in Note 15.

TIDE WEST OIL COMPANY

7. Stock Purchase Warrants

   Effective June 28, 1991, the Company completed an offering to the public of common stock. The Company sold 1,400,000 units at $4.25 per unit, each unit consisting of two shares of common stock (or two-tenths of a share after adjustment for the one-for-ten reverse stock split) and two warrants, with each warrant exercisable to purchase one share of common stock (or one-tenth of a share on a post-split basis). Each warrant represents the right to purchase one-tenth of a share of common stock for $3.00. The warrants expire on June 21, 1996. In addition, the Company issued warrants to the underwriter. These warrants are exercisable at anytime during the four-year period commencing June 21, 1992, to purchase up to 140,000 units for $5.10 per unit, each unit consisting of two-tenths of a share of common stock and two stock purchase warrants, each exercisable to purchase one-tenth of a share of common stock for $3.00. Substantially all of the above-noted warrants were outstanding at December 31, 1995. Upon the exercise of any of these warrants after June 21, 1992, the Company has agreed to pay broker-dealers responsible for the exercise of warrants a fee of up to, but not in excess of, five percent of the aggregate exercise price of such warrants, if certain conditions are met.

8.  Stock Option Plan

    Effective May 31, 1991, the Company established the Tide West Oil Company 1991 Stock Option Plan (as amended, the "Plan"). The Plan provides for the granting of stock options ("Options"), including incentive stock options ("ISO Options"), with or without stock appreciation rights ("SARs"), and nonincentive stock options ("NSO Options"), with or without SARs, to employees and consultants of the Company, including employees who also serve as directors of the Company. The Plan will terminate on May 31, 2001. The total amount of common stock authorized and reserved for issuance under the Plan is 1,000,000 shares.

    Options granted under the Plan are exercisable in such amounts, at such intervals and upon such terms as the option grant provides. The option price of the common stock may not be less than 85% (100% for ISO Options) of the fair market value of the shares on the date of grant of the option. However, if a participant owns more than 10% of the total combined voting power of all classes of capital stock of the Company, the exercise price of ISO Options may not be less than 110% of the fair market value of the common stock on the date of the grant, and such ISO Options expire five years after the date of grant.

    Information with respect to options under the Plan follows:

                                              Options
                                   -----------------------------
                                     Price per           Number
                                        share         of shares
                                   -----------------------------
Outstanding, December 31, 1992      $7.00 - $17.50      537,840
    Granted                                  10.00      320,000
    Cancelled or expired                      8.13       (6,000)
                                   -----------------------------

Outstanding, December 31, 1993       7.00 -  17.50      851,840
    Granted                                    ---          ---
    Cancelled or expired                       ---          ---
                                   -----------------------------

Outstanding, December 31, 1994       7.00 -  17.50      851,840
    Granted                                  10.00       90,000
    Cancelled or expired                      8.13       (2,000)
    Exercised                                 8.13       (2,000)
---------------------------------------------------------------
Outstanding December 31, 1995       $7.00 - $17.50      937,840

TIDE WEST OIL COMPANY


    At December 31, 1995, 754,589 shares were exercisable.

    NSO Options were granted on December 11, 1992, September 16, 1993, November 16, 1993, January 19, 1995, and August 30, 1995, and vest over a three-year period at the rate of one-third per year. The difference between the exercise price of the December 11, 1992 options and the market value at date of grant ($1.125 per share) is being recognized as compensation expense ratably over the vesting period. The Options granted on December 11, 1992, vest over a four-year period at the rate of one-fourth per year. The options granted on September 16, 1993, November 16, 1993, January 19, 1995, and August 30, 1995, vest over a three-year period at a rate of one-third per year. All of the NSO and ISO Options expire on May 31, 2001.

    At December 31, 1995, 62,160 shares were available for future grants under the Plan.


9.  Commitments and Contingencies

    The Company is a defendant in certain legal proceedings during the normal course of business. Management believes the disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

    The Company leases office space under an operating lease expiring in October 1997. Rent expense was $81,705, $115,224 and $173,000 in 1993, 1994 and 1995,
respectively. Minimum annual rental commitments at December 31, 1995, are $162,000 in 1996, and $152,000 in 1997, for an aggregate commitment of $314,000.

10. Significant Customers and Credit Risk

    There were no purchasers in 1993 or 1995 representing more than 10% of total revenues. There was one natural gas purchaser in 1994 which represented 11% of the Company's total revenues. Financial instruments which potentially subject the Company to credit risk are primarily accounts receivable. Historically, the Company has not experienced significant losses related to receivables from individual purchasers or groups of purchasers.

11. Related Party Transactions

    In 1994, the Company contributed certain minor oil and gas properties and the Company's interest in two limited partnerships, with a net book value and estimated fair market value totaling $9.7 million, to Horizon in return for a 95% limited partnership interest.

    On July 6, 1994, the Company acquired from Merit Energy Partners II, L.P. ("Merit") certain oil and gas properties for $8.2 million. Natural Gas Partners, L.P., the Company's largest stockholder and who has three representatives on the Company's Board of Directors, was the majority limited partner of Merit.

12.  Accounting Standards to be Adopted

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Effective for fiscal years beginning after December 15, 1995, FAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to such assets. The Company will adopt FAS 121 in 1996. Management believes that the effect of this pronouncement on the Company's consolidated financial statements will not be material.

TIDE WEST OIL COMPANY

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. As allowed by FAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 for such stock-based compensation arrangements, and disclose the pro forma effects of applying FAS 123 for 1995 and 1996 in its 1996 financial statements.

13.  Business Segments

    The Company's operations include oil and gas exploration and production and gas marketing. Intersegment sales are generally made at prevailing market prices. The following table sets forth information with respect to the industry segments of the Company:



(In thousands)                                       1993       1994       1995
-------------------------------------------------------------------------------
Revenues:
 Oil and gas                                     $ 23,769   $ 29,510   $ 36,508
 Trading and transportation                        84,993    105,424     99,984
 Eliminations and corporate                       (12,734)   (17,214)   (17,057)
                                                 ------------------------------
 Consolidated                                    $ 96,028   $117,720   $119,435
                                                 ------------------------------
Operating income:
 Oil and gas                                     $  8,747   $ 12,454   $ 15,211
 Trading and transportation                         1,861      1,844      2,285
 Eliminations and corporate                        (2,973)    (4,182)    (4,889)
                                                 ------------------------------
 Consolidated                                    $  7,635   $ 10,116   $ 12,607
                                                 ------------------------------
Identifiable assets:
 Oil and gas                                     $ 91,576   $108,908   $125,169
 Trading and transportation                        13,314     12,289     13,659
 Corporate                                          1,716      3,123      5,569
                                                 ------------------------------
 Consolidated                                    $106,606   $124,320   $144,397
                                                 ------------------------------
Depreciation, depletion and amortization:
 Oil and gas                                     $  8,677   $ 10,157   $ 11,033
 Trading and transportation                           ---        ---        ---
 Corporate                                            193        292        332
                                                 ------------------------------
 Consolidated                                    $  8,870   $ 10,449   $ 11,365
                                                 ------------------------------
Capital expenditures:
 Oil and gas                                     $ 41,775   $ 27,084   $ 29,460
 Trading and transportation                           ---        ---        ---
 Corporate                                            264        296        399
                                                 ------------------------------
 Consolidated                                    $ 42,039   $ 27,380   $ 29,859
                                                 ------------------------------

TIDE WEST OIL COMPANY

14. Quarterly Financial Data (Unaudited)

    The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1994 and 1995:



                                                     Quarter ended
                                         ------------------------------------
(In thousands, except per share amounts)  3/31/94  6/30/94  9/30/94  12/31/94
-----------------------------------------------------------------------------
Total revenues                            $37,097  $32,614  $27,826  $20,183
Operating income                           3,278     2,890    2,305    1,643
Net income                                 1,635     1,989    1,083      388
Net income per share                        0.17      0.20     0.11     0.04




                                                      Quarter ended
                                         ------------------------------------
(In thousands, except per share amounts)  3/31/95  6/30/95  9/30/95  12/31/95
-----------------------------------------------------------------------------
Total revenues                          $27,686  $30,507   $27,795  $33,447
Operating income                          1,754    2,252     4,445    4,156
Net income                                2,592   (1,482)    2,430    3,131
Net income per share - Primary             0.26    (0.15)     0.25     0.31
Net income per share - Fully Diluted       0.26    (0.15)     0.25     0.29

15.  Subsequent Event

     On February 25, 1996, the Company entered into an agreement with HS Resources, Inc., a Delaware corporation ("HS Resources"), whereby the Company is to be merged with and into a subsidiary of HS Resources (the "Merger"). In the Merger, each share of the Company's common stock will be converted into .6295 of a share of HS Resources common stock and the right to receive a cash payment of $8.75 less 3% of the amount by which the average per share closing sales price of HS Resources common stock for the 10 trading days preceding the closing of the Merger exceeds $10.50, subject to adjustments in certain events. The Merger is subject to approval by the stockholders of the Company, and the issuance of HS Resources common stock pursuant to the Merger is subject to approval of the stockholders of HS Resources. Certain stockholders of the Company (holding, in the aggregate, more than 50% of the outstanding shares of common stock of the Company) have agreed with HS Resources to vote their shares representing a majority of the outstanding common stock in favor of the Merger.

     At the time the Company's Board of Directors (the "Board") determined and publicly announced that the Company would be sold, the Board decided, and it was announced to the employees of the Company, that the Company would pay to each employee who is still employed by the Company at the closing date a completion bonus, payable immediately prior to the closing date (whether or not the employee is employed by the surviving corporation), in order to provide such employees with an incentive to remain in the employ of the Company and to help prepare the Company for sale. The amounts of such bonuses are, in the case of certain employees, measured in part by the market price of HS Resources common stock. The Board also decided to pay to Natural Gas Partners, L.P. ("NGP") (which acts as financial advisor to the Company) a fixed completion bonus in recognition of the extra effort required of NGP to prepare the Company for sale. The amount of all completion bonuses to be paid at closing, treating February 26, 1996 (the date of the public announcement of the execution of the Merger agreement), as the closing date, would be approximately $2.8 million.

TIDE WEST OIL COMPANY

16. Supplemental Information about Oil and Gas
    Producing Activities (Unaudited)

    The following information summarizes the Company's net proved reserves of oil and gas and the present values thereof for the years ended December 31, 1993, 1994 and 1995. The information presented for 1993 and 1994 is based upon estimates prepared by Netherland, Sewell & Associates, Inc., which was engaged to perform an evaluation of approximately 80% of the present value of estimated future net cash flows before income tax (discounted at 10%), with the balance being estimated by the Company for those years. All of the reserve estimates for 1995 were prepared by the Company's engineers. The information was prepared in accordance with Statement of Financial Accounting Standards No. 69.

    Prices of crude oil, condensate, and gas were those prices in effect at the respective dates. Estimated future production costs, which include lease operating costs and severance taxes (estimated assuming existing economic conditions will continue over the lives of the individual leases, with no adjustment for inflation), have been deducted in arriving at the estimated future net revenues. The present value amounts should not necessarily be equated with fair market value of the Company's oil and gas reserves. All reserves are located in the United States.

    The reliability of any reserve estimate is a function of the quality of available information and of engineering interpretation and judgment. These reserves should be accepted with the understanding that subsequent drilling activities or additional information might require their revision.

TIDE WEST OIL COMPANY

The following schedules present certain data pertaining to the Company's proved reserves at December 31, 1993, 1994 and 1995:

Estimated Quantities of Proved Reserves:

                                             --------------------------------------------------
                                                   1993              1994              1995
-----------------------------------------------------------------------------------------------
                                               Oil      Gas      Oil      Gas      Oil      Gas
                                              MBbls     MMcf    MBbls     MMcf    MBbls     MMcf
------------------------------------------------------------------------------------------------
Proved Reserves
  Beginning of year                           2,396    85,616   3,378   142,667   2,898   165,093
  Consolidation of limited partnership          ---       ---     ---       ---     419    15,964
  Sales and transfers of minerals in place      (29)   (1,717)   (265)   (7,116)    (22)     (594)
  Revisions of previous estimates              (541)   11,263     (77)   (4,682)    672    21,421
  Extensions and discoveries                     90    12,581      71    20,673     885    39,953
  Purchases of minerals in place              1,759    44,977     153    27,638   2,704    13,749
  Production                                   (297)  (10,053)   (362)  (14,087)   (571)  (18,099)
-------------------------------------------------------------------------------------------------
  End of Year                                 3,378   142,667   2,898   165,093   6,985   237,487
                                              ===================================================
Proved Developed Reserves, end of year        3,163   128,898   2,810   142,756   5,831   194,624
                                              ===================================================

The Company's share of equity method
  investee, end of year (not included above)    ---       ---     390    14,846     ---       ---
                                              ===================================================

Standardized Measure of Estimated Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

                                                -------------------------------

(In thousands)                                      1993      1994         1995
-------------------------------------------------------------------------------
 Future cash inflows                            $352,922   $303,885   $ 569,582
 Future development costs                         (8,160)   (12,405)    (23,045)
 Future production costs                         (92,937)   (92,045)   (155,815)
                                                -------------------------------
 Future net cash flows, before income taxes      251,825    199,435     390,722
 Future income taxes                             (72,372)   (44,792)   (112,085)
                                                -------------------------------
 Future net cash flows, after income taxes       179,453    154,643     278,637
 10% annual discount for estimated timing of
  cash flows                                     (65,798)   (59,318)   (112,317)
-------------------------------------------------------------------------------
 Standardized measure of estimated
  discounted future net cash flows              $113,655   $ 95,325   $ 166,320
                                                ===============================
 The Company's share of equity method investee
 (not included above)                           $    ---   $  9,662   $     ---
                                                ===============================

Estimated discounted future net cash flows before income taxes were $157.8 million at December 31, 1993, $132.6 million at December 31, 1994 (which includes the Company's proportionate share of equity method investee), and $231.7 million at December 31, 1995.

Changes in the Standardized Measure of Estimated Discounted Future Net Cash Flows from Proved Oil and Gas Reserves:

                                                ------------------------------

(In thousands)                                      1993       1994       1995
------------------------------------------------------------------------------
Standardized measure, beginning of period       $ 75,908   $113,655   $ 95,325
Consolidation of limited partnership                 ---        ---     10,389
Sales of production, net of production costs     (17,962)   (21,774)   (25,386)
Net changes in prices and production costs         2,542    (40,879)    34,175
Purchases of minerals in place                    54,712     18,519     34,713
Extensions and discoveries                        13,757     12,068     39,544
Sales and transfers of minerals in place          (1,586)    (6,751)      (511)
Revisions of previous quantity estimates           7,847     (3,723)    21,619
Accretion of discount                              9,797     15,780     13,332
Net changes in income taxes                      (22,082)    16,537    (37,800)
Timing and other                                  (9,278)    (8,107)   (19,080)
------------------------------------------------------------------------------
Standardized measure, end of period             $113,655   $ 95,325   $166,320
                                                ==============================

                               INDEX TO EXHIBITS


  The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

                                                                    Sequentially
Exhibit                                                                 Numbered
Number   Description                                                        Page

   2.1 Agreement and Plan of Merger dated February 25, 1996, between H.S. Resources, Inc., HSR Acquisition, Inc. and the Company.

   3.1 Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 20, 1992 (the "1992 Form 8-K")).

   3.2 Amendment to Certificate of Incorporation dated January 29, 1993 (effective February 1, 1993) (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, No. 33-57058 (the "S-1 Registration Statement")).

   3.3 Restated By-laws of the Company (filed as Exhibit 3.3 to the S-1 Registration Statement).

   4.1 Form of stock certificate for the Company's Common Stock, par value $.01 per share (filed as Exhibit 4.1 to the S-1 Registration Statement).

  10.1 Second Amended and Restated Credit Agreement dated June 15, 1995, between the Company, as borrower, and Union Bank, Colorado National Bank, Texas Commerce Bank, National Association, and Den norske
         Bank AS, as lenders, and Union Bank, as agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 11, 1995
         (the "Second Quarter 1995 Form 10-Q")).

  10.2 First Amendment to Second Amended and Restated Credit Agreement dated December 21, 1995, between the Company, as borrower, and Union Bank, Colorado National Bank, Texas Commerce Bank, National Association, and Den norske Bank AS, as lenders, and Union Bank, as agent.

  10.3   Credit Agreement dated December 23, 1993, between Tide West Trading
         & Transport Company, as borrower, and Union Bank, Colorado National Bank and Den norske Bank AS, as lenders, and Union Bank, as agent (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated August 12, 1994).

  10.4 First Amendment to Credit Agreement dated December 19, 1994, between Tide West Trading & Transport Company, as borrower, and
         Union Bank, Colorado National Bank and Den norske Bank AS, as lenders, and Union Bank, as agent (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K dated March 30, 1995 (the "1994 Form 10-K")).

  10.5 Second Amendment to Credit Agreement dated February 17, 1995, between Tide West Trading & Transport Company, as borrower, and

         Union Bank, Colorado National Bank, and Den norske Bank AS, as lenders, and Union Bank, as agent (filed as Exhibit 10.10 to the 1994 Form 10-K).

  10.6   Third Amendment to Credit Agreement dated March 17, 1995, among
         Tide West Trading & Transport Company, as borrower, Union Bank,
         Den norske Bank AS and Colorado National Bank, as lenders, and Union Bank, as agent (filed as Exhibit 10.3 to the Second Quarter 1995 Form 10-Q).

  10.7 Fourth Amendment to Credit Agreement dated April 17, 1995, among Tide West Trading & Transport Company, as borrower,
         Union Bank, Den norske Bank AS and Colorado National Bank, as lenders, and Union Bank, as agent (filed as Exhibit 10.2 to the Second Quarter 1995 Form 10-Q).

  10.8 Limited Partnership Agreement dated December 28, 1993, between the Company and Horizon Natural Resources, Inc. (filed as Exhibit 10.7 to Company's Annual Report on Form 10-K dated March 30, 1994
         (the "1993 Form 10-K")).

  10.9* Registration Rights Agreement dated November 20, 1992, among the Company, Natural Gas Partners, L.P. ("NGP"), Philip B. Smith and Robert H. Mase (filed as Exhibit 10.2 to the S-1 Registration Statement).

  10.10* Shareholders' Agreement dated November 19, 1992, among NGP,
         Philip B. Smith, Robert H. Mase and Douglas J. Flint (filed as Exhibit 28 to the 1992 Form 8-K).

  10.11* Promissory Note dated May 31, 1991, between Draco Gas Partners, L.P.
         ("Draco"), as lender, and Robert H. Mase, as borrower, and Assignment thereof by Draco to the Company, dated November 20, 1992 (filed as Exhibit 10.6 to the S-1 Registration Statement).

  10.12* Security Agreement dated November 20, 1992, between the Company, as secured party, and Robert H. Mase (filed as Exhibit 10.7 to the S-1 Registration Statement).

  10.13 Financial Advisory Services Contract dated January 1, 1993, between the Company and NGP (filed as Exhibit 10.8 to the S-1 Registration Statement).

  10.14 First Amendment to Financial Advisory Services Contract dated January 1, 1994, between the Company and NGP (filed as Exhibit
         10.13 to the 1993 Form 10-K).

  10.15* Form of Indemnification Agreement dated as of November 20, 1992, between the Company and each of its officers and directors (filed as Exhibit 10.9 to the S-1 Registration Statement).

  10.16* The Company's 1991 Stock Option Plan and Amendment No. 1 thereto (filed as Exhibit 10.10 to the S-1 Registration Statement).

  10.17* Amendment No. 2 to the Company's 1991 Stock Option Plan (filed as Exhibit 4(e) to the Company's Registration Statement on Form

         S-8, No. 33-73020).

  10.18* Amendment No. 3 to the Company's 1991 Stock Option Plan (filed as Exhibit 10.17 to the 1993 Form 10-K).

  10.19* Form of Stock Option Agreement under the Tide West Oil
         Company 1991 Stock Option Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated November 11, 1994).

  10.20 Form of Warrant Agreement between the Company and American Securities Transfer, Incorporated, dated June 21, 1991 (filed as
         Exhibit 10.11 to the S-1 Registration Statement).

  10.21 First Supplement and Amendment to Warrant Agreement between the Company and The First National Bank of Boston dated
         March 14, 1994 (filed as Exhibit 10.20 to the 1993 Form 10-K).

  10.22  Form of Purchase Warrant dated June 21, 1991, issued to
         Paulson Investment Company, Inc. and affiliates (filed as
         Exhibit 10.12 to the S-1 Registration Statement).

  21.    Subsidiaries of the Company.

  23.1   Consent of Deloitte & Touche LLP.

  23.2   Consent of Netherland, Sewell & Associates, Inc.

  27.1   Financial Data Schedule.

  ____________________
  *  Management contract or compensatory plan or arrangement.