Form 10-Q
period 1996-03-31
TIDE WEST OIL CO
filed 1996-05-15
CIK 705453

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ------            OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                     or

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

          As of May 8, 1996, 9,795,128 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                                 TIDE WEST OIL COMPANY
                       Index to Quarterly Report on Form 10-Q


PART I.   FINANCIAL INFORMATION


      Item 1.  Financial Statements                                       PAGE

               Consolidated Balance Sheets (Unaudited) -                    3
               December 31, 1995 and March 31, 1996

               Consolidated Statements of Income                            4
               (Unaudited) - three months ended March 31, 1995 and 1996

               Consolidated Statements of Cash Flows                        5
               (Unaudited) - Three months ended March 31, 1995 and 1996

               Notes to Consolidated Financial Statements                 6-9
               (Unaudited)

      Item 2.  Management's Discussion and Analysis of Financial        10-14
                 Condition and Results of Operations

PART II.  OTHER INFORMATION

      Item 1.  Legal proceedings                                           15

      Item 2.  Changes in securities                                       15

      Item 3.  Defaults upon senior securities                             15

      Item 4.  Submission of matters to a vote of security-holders         15

      Item 5.  Other information                                           15

      Item 6.  Exhibits and reports on Form 8-K                            15

Signatures                                                                 16

Part I.  Financial Information
Item 1. Financial Statements

Tide West Oil Company
Consolidated Balance Sheets
(UNAUDITED)

                                                                                           December 31,  March 31,
(In thousands, except shares and per share amounts)                                            1995        1996
- ---------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
    Cash and cash equivalents                                                                   3,744        6,812
    Accounts receivable:
      Revenues                                                                                 16,692       22,876
      Other                                                                                     2,763        2,004
    Other current assets                                                                        1,509        1,427
                                                                                           --------------------------
                                Total current assets                                           24,708       33,119

Property and Equipment:
    Oil and gas properties (successful efforts method)                                        149,734      151,560
    Other property and equipment                                                                1,802        1,897
                                                                                           --------------------------
                                                                                              151,536      153,457
     Accumulated depreciation, depletion and amortization                                     (33,090)     (35,932)
                                                                                           --------------------------

                                   Property and equipment, net                                118,446      117,525

Investments                                                                                       980          965
Other Assets - Net                                                                                263          244
                                                                                           --------------------------
                                                                                              144,397      151,853
                                                                                           ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable:
       Gas purchases                                                                           10,281       13,514
       Other                                                                                    3,345        3,797
   Revenues payable                                                                             3,788        5,217
   Accrued liabilities                                                                          2,924        2,536
                                                                                           --------------------------
                             Total current liabilities                                         20,338       25,064

Long-term Debt - Net of Current Maturities                                                     40,800       39,600

Deferred Tax Liability                                                                          8,636        9,457

Minority Interest                                                                                 117          (45)

Commitments and Contingencies                                                                     ---          ---

Stockholders' Equity:
   Preferred stock, $.01 par value, 20,000,000 shares authorized, none outstanding                ---          ---
   Common stock, $.01 par value, 20,000,000 shares authorized, 9,787,628
         shares outstanding                                                                        98           98
   Additional paid-in capital                                                                  58,062       58,062
   Retained earnings                                                                           16,346       19,617
                                                                                           --------------------------
                             Total stockholders' equity                                        74,506       77,777
                                                                                           --------------------------
                                                                                              144,397      151,853
                                                                                           ==========================

See notes to the unaudited consolidated financial statements.

Tide West Oil Company
Consolidated Statements of Income
(UNAUDITED)


                                                                      Three months        Three months
                                                                         ended               ended
(In thousands, except per share amounts)                              March 31, 1995      March 31, 1996
- --------------------------------------------------------------------------------------------------------
Revenues:

     Oil and gas                                                              $8,447             $11,772
     Trading and transportation                                               19,239              27,344
                                                                   --------------------------------------
          Total revenues                                                      27,686              39,116


Operating Expenses:

     Cost of trading and transportation                                       18,738              25,952
     General and administrative - trading and transportation                     139                 118
     Lease operating                                                           1,914               2,067
     Severance taxes                                                             584                 763
     General and administrative                                                  904               1,088
     Compensation expense - stock options                                         45                ----
     Depreciation, depletion and amortization                                  3,607               2,876
                                                                   --------------------------------------
          Total operating expenses                                            25,931              32,864
                                                                   --------------------------------------
Operating Income                                                               1,755               6,252
                                                                   --------------------------------------

Other Income (Expense):

      Interest income                                                             56                  60
      Interest expense                                                          (728)               (724)
      Gain  on sale of assets                                                      2                  50
      Gain on commodities transactions, net                                    2,902                ----
      Other income (expense)                                                       2                (185)
                                                                   --------------------------------------
          Total other income (expense)                                         2,234                (799)


Income Before Income Taxes                                                     3,989               5,453

Provision for Income Taxes                                                     1,397               2,182
                                                                   --------------------------------------
Net Income                                                                    $2,592              $3,271
                                                                   ======================================


Weighted Average Common Shares - Primary                                       9,830              10,142
Weighted Average Common Shares - Fully Diluted                                 9,830              10,199

Primary Earnings per share                                                     $0.26               $0.32
Fully Diluted Earnings per share                                               $0.26               $0.32

See notes to the unaudited consolidated financial statements.

Tide West Oil Company
Consolidated Statements of Cash Flows
(UNAUDITED)

                                                                      Three months             Three months
                                                                         ended                    ended
(In thousands)                                                        March 31, 1995           March 31, 1996
- -------------------------------------------------------------------------------------------------------------
Operating Activities:

     Net Income                                                            $2,592                $3,271
     Adjustments to reconcile net income to net cash provided
          by operating activities:
        Depreciation, depletion and amortization                            3,607                 2,876
        Gain from sale of assets                                               (2)                  (50)
        Unrealized gain on commodity transactions                          (2,449)                   --
        Minority interest in earnings of Horizon                                2                    47
    Changes in operating assets and liabilities:
        (Increase) decrease  in accounts receivable                         3,274                (5,426)
        Decrease in income tax receivable                                   1,191                    --
        (Increase) decrease in other current assets                        (2,004)                   82
        Increase in other assets                                             (453)                   (4)
        Increase in income taxes payable                                       --                   876
        Increase (decrease) in accounts and revenues payable
            and accrued liabilities                                        (1,972)                3,851
        Increase in deferred income taxes                                     200                   821
                                                                    ------------------------------------
                     Total adjustments                                      1,394                 3,073
                                                                    ------------------------------------
             Net  cash provided by operating activities                     3,986                 6,344

Investing Activities:

        Capital expenditures                                              (12,989)               (1,959)
        Proceeds from sale of assets                                          156                    73
        Collections on note receivable                                         89                    19
        Distributions by Horizon                                               --                  (209)
                                                                    ------------------------------------
             Net cash used in investing activities                        (12,744)               (2,076)


Financing Activities:

        Borrowings of long-term debt                                       14,584                16,800
        Principal payments on long-term debt                               (1,000)              (18,000)
        Common stock repurchased                                           (1,123)                   --
                                                                    ------------------------------------
             Net cash provided by (used in) financing activities           12,461                (1,200)

                                                                    ------------------------------------
Net Increase in Cash and Cash Equivalents                                   3,703                 3,068

Cash and Cash Equivalents, Beginning of Period                                364                 3,744
                                                                    ------------------------------------
Cash and Cash Equivalents, End of Period                                   $4,067                $6,812
                                                                    ====================================


See notes to the unaudited consolidated financial statements.

                             TIDE WEST OIL COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996

Note 1.  Basis of Presentation
         ---------------------

         The consolidated financial statements included in this Report have been prepared by Tide West Oil Company (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These consolidated financial statements have not been audited by an independent accountant. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, Tide West Trading & Transport Company ("Tide West Trading"), Draco Petroleum, Inc., and Horizon Gas Partners, L.P. ("Horizon"). All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet at December 31, 1995, included in this Report, has been derived from the audited consolidated balance sheet.

         On April 10, 1995, Killgore Investment, Inc. ("Killgore") was merged with and into the Company, and 149,538 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Killgore. The merger was accounted for as a pooling of interests. Prior periods financial statements were not restated because the effect of this business combination was not material.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2.  Summary of Significant Accounting Policies
         ------------------------------------------

         Management Estimates
         --------------------

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

                             TIDE WEST OIL COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996

Note 2.  Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         Commodity Transactions
         ----------------------

         Tide West Oil Company

         From time to time, Tide West Oil Company hedges the price of a portion of its future oil and gas production with commodity price swap contracts and futures contracts. Gains and losses on contracts which effectively hedge the price of future production are deferred and included in income in the month that was hedged.

         Tide West Trading

         Tide West Trading enters into natural gas future and swap contracts in order to hedge against changes in the price of physical quantities sold or to be purchased. Natural gas futures and swap prices are based on NYMEX future prices or other published indices for the month. Gains and losses on contracts which effectively hedge the price of future physical quantities sold or to be delivered are deferred and included in income in the month that was hedged.

         General

         Commodity contracts that do not qualify as hedges are recorded at market value and gains or losses are recognized currently. Margin deposits on futures are recorded as other current assets.

         The Company's commodity transactions, that do not qualify as hedges, fix the quantity sold with the quantity purchased so that market value gains or losses are recorded based on the monthly closing price of the index at the balance sheet date.

         Investments
         -----------

         Investments consist of a 17.9 percent limited partnership interest in an oil and gas partnership accounted for under the cost method.

         Supplemental Disclosures of Cash Flow Information
         -------------------------------------------------

         During the three months ended March 31, 1995 and 1996, cash payments for interest totaled $761,000 and $739,000 respectively of which $46,000 and $15,000 was capitalized. Cash payments for income taxes totaled $6,000 and $485,000 for the three months ended March 31, 1995 and 1996, respectively.

                                 TIDE WEST OIL COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996

Note 2.  Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         Depreciation, Depletion, and Amortization
         -----------------------------------------

         Depreciation, depletion and amortization per equivalent barrel of production from the Company's oil and gas properties for the three months ended March 31, 1995 and 1996, was $4.25 and $3.20, respectively.

Note 3.  Earnings per Share
         ------------------

         Earnings per common share for the periods presented have been computed using the weighted average number of common shares outstanding. Outstanding stock options and warrants are included in the weighted average shares outstanding for all periods in which their effect on earnings per share is dilutive.

Note 4.  Recent Accounting Pronouncements
         --------------------------------

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed". FAS 121 attempts to standardize methods used to determine whether the costs of long-lived assets will be recovered, and how such cost should be tested for value impairment. The effect of this pronouncement on the Company's financial statements was not material.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. As allowed by FAS 123, the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25 for such stock-based compensation arrangements, and disclose the pro forma effects of applying FAS 123 in its annual report to stockholders.

Note 5.  Merger Developments
         -------------------

         On February 25, 1996, the Company entered into an agreement (which was amended and restated as of April 29, 1996) with HS Resources, Inc., a Delaware corporation ("HS Resources"), whereby the Company is to be merged with and into a subsidiary of HS Resources (the "Merger"). In the Merger, each share of the Company's common stock will be converted into .6295 of a share of HS Resources common stock and the right to receive a cash payment of $8.75 less 3% of the amount by which the average of the per share closing sales prices of HS Resources common

                                 TIDE WEST OIL COMPANY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996

Note 5.  Merger Developments (continued)
         -------------------------------

         stock for the 10 trading days ending five business days preceding the closing date of the Merger exceeds $10.50, subject to adjustments in certain events. The Merger is subject to approval by the stockholders of the Company, and the issuance of HS Resources common stock pursuant to the Merger is subject to approval of the stockholders of HS Resources. Certain stockholders of the Company (holding, in the aggregate, more than 50% of the outstanding shares of common stock of the Company) have agreed with HS Resources to vote their shares in favor of the Merger.

         At the time the Company's Board of Directors (the "Board") determined and publicly announced that the Company would be sold, the Board decided, and it was announced to the employees of the Company, that the Company would pay to each employee who is still employed by the Company at the closing a completion bonus, payable immediately prior to the closing (whether or not the employee is employed by the surviving corporation), in order to provide such employees with an incentive to remain in the employ of the Company and to help prepare the Company for sale. The amount of such bonuses are, in the case of certain employees, measured in part by the market price of HS Resources common stock. The Board also decided to pay to Natural Gas Partners, L.P. ("NGP") (which is the Company's largest stockholder and also acts as financial advisor to the Company) a fixed completion bonus in recognition of the extra effort required of NGP to prepare the Company for sale. A financial advisor fee to Merrill Lynch & Co. (which acts as financial advisor to the Company in connection with the Merger) and a cash conversion of the Company's employee stock options, pursuant to the Merger, is also payable upon closing. Assuming a $13.00 per share price for HS Resources common stock, the sum of all of the above amounts that would be payable at closing are approximately $13.1 million. Since these amounts are payable only upon successful completion of the merger with HS Resources, these amounts are not recorded in the Company's financial statements as of March 31, 1996.

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merger Developments

On February 25, 1996, the Company entered into an agreement (which was amended and restated as of April 29, 1996) with HS Resources, Inc., a Delaware corporation ("HS Resources"), whereby the Company is to be merged with and into a subsidiary of HS Resources (the "Merger"). In the Merger, each share of the Company's common stock will be converted into .6295 of a share of HS Resources common stock and the right to receive a cash payment of $8.75 less 3% of the amount by which the average of the per share closing sales prices of HS Resources common stock for the 10 trading days ending five business days preceding the closing date of the Merger exceeds $10.50, subject to adjustments in certain events. The Merger is subject to approval by the stockholders of the Company, and the issuance of HS Resources common stock pursuant to the Merger is subject to approval of the stockholders of HS Resources. Certain stockholders of the Company (holding, in the aggregate, more than 50% of the outstanding shares of common stock of the Company) have agreed with HS Resources to vote their shares in favor of the Merger.

Results of Operations

General
- -------

The factors that most significantly affect the Company's operating results are
(i) the sales prices of oil and natural gas; (ii) the amount of oil and gas sold; (iii) the amount of operating expenses; (iv) the interest rates on, and amounts of, borrowing; and (v) fluctuations in net margins on the Company's gas marketing subsidiary. Sales of oil and gas are significantly affected by the Company's ability to complete producing property acquisitions and to maintain or increase production from existing properties through development drilling and production enhancement activities. The following table reflects certain operating data for the periods presented.

                                                     Three Months Ended
                                                 --------------------------
                                                          March 31,
                                                 --------------------------
                                                    1995            1996
                                                   ------          ------
Net Sales Volumes:
  Oil (MBbls)                                        125             145
   Natural gas (MMcf)                              4,342           4,514
  Oil equivalent (MBOE)                              848             898
Average Sales Prices:
  Oil (per Bbl)                                   $15.90          $18.52
  Natural gas (per Mcf)                             1.40            1.83
Operating Expenses per BOE of Net Sales:
  Lease operating                                 $ 2.26          $ 2.30
  Severance tax                                      .69             .85
  General and administrative(1)                     1.23            1.34
- ----------------------------------------------------------

 (1)  Includes general and administrative for trading and transportation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The comparability of results during the periods presented is impacted by the fact that, during the period from October 1989 through March 31, 1996, the Company completed 59 property acquisitions involving total acquisition and development costs of approximately $142.0 million that added substantial proved oil and gas reserves and increased production levels. As a result, the Company's equivalent reserves increased 63% in 1993, 22% in 1994, and 40% in 1995, while production and revenues have also increased.

Prices received by the Company for sales of oil and natural gas fluctuate significantly from period to period. Relatively modest changes in either oil or gas prices can significantly impact the Company's results of operations and cash flows. The prices for natural gas are influenced by weather conditions and supply imbalances, particularly in the domestic market, and by world wide-oil price levels. Declines in natural gas or oil prices could adversely affect the semi-annual borrowing base determination under the Company's current credit agreement.

Since 1991, the Company has engaged in some hedging activities through commodity swaps and futures transactions in order to reduce the effects of the volatility of oil and gas prices. Since March 31, 1996, Tide West Oil Company has hedged 13,000 Mcf per day from June 1996 to May 1997 at an average price of $1.98 per Mcf on natural gas and 400 Bbls per day from June 1996 to May 1997 at an average price of $18.50 per Bbl on oil. In addition, Tide West Trading amd Transport Company ("Tide West Trading") has hedged 5.8 Bcf, 1.8 Bcf, and .2 Bcf for 1996, 1997, and 1998, respectively, at settlement prices which are based upon NYMEX future prices or other published indices. Gains or losses on contracts which hedge the price of future production are deferred and included in income in the month that was hedged.

Through Tide West Trading, the Company actively markets its own natural gas production as well as that of third parties. The Company believes that this activity gives it more control over the marketing of its product and, thus generates value that it would not otherwise receive if its gas were marketed by a third party. The revenues and the associated expenses of this activity are recognized under the heading "Trading and transportation" in the Company's financial statements after elimination of intercompany transactions. The results of the Company's operations vary due to seasonal fluctuations in the sales prices and volumes of natural gas. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results which may be realized on an annual basis.

Three Months Ended March 31, 1996
Compared to Three Months Ended March 31, 1995

Oil and gas revenues increased $3.3 million, or 39%, during the three months ended March 31, 1996 compared to the same period in 1995. This increase was due, in part, to a 17% increase in crude oil sales volumes and a 4% increase in natural gas sales volumes, while average sales prices received for crude oil increased by $2.62 per Bbl, or 16%, and natural gas increased by $0.43 per Mcf, or 31%. The increase in production is due to the Company's oil and gas property acquisitions and developmental drilling and workover program during 1995.

Trading and transportation net margins increased by $891,000 in the first quarter of 1996 as compared to the same period of 1995. The net margin per MMBTU was $0.14 in the first quarter of 1996 compared to $0.03 per MMBTU for the same period in 1995, due to the increase in natural gas price volatility during the first quarter of 1996 compared to the first quarter of 1995. Natural gas marketed on the Company's behalf amounted to 20% of the total gas sold by Tide West Trading in the first quarter of 1996, as compared to 17% in the first quarter of 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Tide West Trading enters into natural gas futures and swap contracts in order to hedge against changes in the price of physical quantities sold or to be purchased. Natural gas futures and swap prices are based on NYMEX future prices or other published indices for the month. In the first quarter of 1996, Tide West Trading's hedging activity yielded a gain of $309,000, as compared to a loss of $116,000 in the first quarter of 1995.

In addition, Tide West Trading recorded an unrealized gain of $364,000 on commodity contracts on 25.0 Bcf of natural gas that do not qualify as a hedge. The commodity transactions, which do not qualify as hedge, fix the quantity sold with the quantity purchasd so that market value gains or losses are recorded based on the monthly closing price of the index at the balance sheet date. There were no comparable transactions included in trading and transportation revenues for 1995.

Lease operating expenses increased $153,000, or 8% for the first quarter of 1996 compared to the first quarter of 1995. The increase in lease operating expense is due to the property acquisitions, developmental drilling and workover activities during 1995.

Severance taxes increased $179,000, or 31% as a result of a 39% increase in oil and gas revenues.

General and administrative expenses increased $163,000, or 16%, for the first quarter of 1996 compared to the first quarter of 1995, due primarily to the expansion of the Company's developmental drilling and workover activities and the acquisition of oil and gas properties during 1995.

Depreciation, depletion and amortization decreased $731,000, or 20%, primarily as a result of the revisions to the unit of production rates based upon revisions to the estimated reserve quantities.

During the first quarter of 1995, the Company recorded an unrealized mark-to-market gain of $2.9 million on 20.0 Bcf of natural gas commodity contracts, at an average price of $1.81, which do not qualify as hedges. These contracts expire at various dates through September 1996. In December 1995, the Company sold sufficient quantities under commodity contracts to offset the 20.0 Bcf purchased during the first quarter of 1995. The Company did not have any such contracts in the comparable period of 1996.

Other expenses increased $187,000 in the first quarter of 1996 as compared to 1995. Other expenses in the first quarter of 1996 consisted primarily of merger expenses, in the amount of $123,000, for costs associated with the proposed Merger with HS Resources.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Subject to change in the event the proposed Merger with HS Resources is consummated, the Company intends to continue to expand its reserve base through acquisitions of producing oil and gas properties, developmental drilling and workover programs. Sources of capital for such expansion include internally generated cash flow and borrowing capacity under the Company's revolving credit facility. At March 31, 1996, the Company had positive working capital of $8.1 million, long-term debt of $39.6 million, and stockholders' equity was $77.8 million.

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

Net cash provided by operating activities was $4.0 million and $6.3 million for the three months ended March 31, 1995 and 1996, respectively. The increase was primarily due to an increase in operating income and the realization of the gain on commodity transactions.

Capital Expenditures

The Company's ability to finance its oil and gas acquisitions is determined by its cash flow from operations and sources of debt financing. Subject to change in the event the proposed Merger is consummated, the Company presently budgets capital expenditures in 1996 of approximately $10.0 million for oil and gas property acquisitions and approximately $17.0 million for drilling and enhancement activities. The timing of most capital expenditures is discretionary because the Company has no material long-term commitments. Thus, the Company has the flexibility to adjust expenditure levels as conditions warrant. The Company primarily uses internally generated cash flow to fund capital expenditures associated with development and enhancement of existing properties. In the event the Company's internally generated cash flow should be otherwise insufficient to meet its debt service or other obligations, the Company may reduce the level of discretionary capital expenditures in order to meet such obligations. The level of the Company's capital expenditures will vary in future periods, depending on energy market conditions, potential return on investment and other related economic factors. The Company believes that cash flow and available credit capacity will be sufficient to fund budgeted capital expenditures and debt service during the remainder of 1996.

Net cash used in investing activities was $12.7 million and $2.1 million for the three month periods ended March 31, 1995 and 1996, respectively. The decrease in net cash used in investing activities for 1996 was primarily due to the decrease in acquisition activities of oil and gas

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

properties in the first quarter of 1996 compared to 1995. Of the $2.0 million in capital expenditures for the first quarter of 1996, $1.4 million was spent on developmental drilling and workover programs and $600,000 on producing property acquisitions.

Financing Arrangements

Certain banks have provided the Company with a revolving credit facility, which is secured by substantially all of the Company's oil and gas assets, and is renewable on July 1 of each year. At March 31, 1996, the outstanding principal balance under the facility was $39.6 million. On a semi-annual basis, the banks redetermine the Company's borrowing base based upon their review of the Company's reserves. In the event of non-renewal, the outstanding advances will be converted into a three-year loan. The unused and available portion of the revolving commitment under the Company's bank credit facility was $40.4 million at March 31, 1996 and $48.0 million on May 8, 1996. The unused portion of the Company's revolving credit facility provides liquidity to finance future acquisitions, developmental drilling and workover programs. The Company expects that cash flow from operations which is not utilized for capital expenditures will be used to reduce indebtedness.

At March 31, 1996, the borrowing base under the revolving facility was $80.0 million. Advances under the revolving credit facility bear interest, payable monthly, at a floating rate based on the prime rate or, at the Company's option, at a fixed rate for up to six months based on the Eurodollar market rate ("LIBOR"'). The Company's interest rate increments above LIBOR vary based on the level of outstanding advances and the borrowing base at the time. In addition, the Company must pay a quarterly standby commitment fee of .25% to
 .375%, depending upon the relationship of outstanding borrowing to the borrowing base.

The Company has a total of $40.0 million notional amount hedged through interest rate swaps for a four year period beginning in 1996 and continuing through 1999. The effective interest rates to be paid by the Company on its interest rate swaps are 8.7% for 1996 and 8.8% for 1997 through 1999.

The Company's wholly-owned subsidiary, Tide West Trading, has a $5.0 million letter of credit facility, all of which was available at March 31, 1996.

Net cash provided by (used in) financing activities was $12.5 million and ($1.2) million for the three month period ended March 31, 1995 and 1996, respectively. The cash financing activities for the three months ended March 31, 1995 consisted primarily of a $13.6 million net increase in long-term debt, compared with a $1.2 million net decrease in long-term debt for the comparable period in 1996.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                 2.0 Amended and Restated Agreement and Plan of Merger dated as of April 29, 1996, by and among HS Resources, HSR Acquisition, Inc., and the Company (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus forming a part of HS Resources' Registration Statement on Form S-4,
                           No. 333-01991, as amended).

                27.0       Financial Data Schedule

         (b) Reports on Form 8-K

                 None

SIGNATURES
- ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TIDE WEST OIL COMPANY
                                         ---------------------
                                              Registrant


                                         By: /S/ Peggy E. Gwartney
                                         --------------------------
                                         Peggy E. Gwartney
                                         Chief Financial Officer
                                         Duly Authorized Officer and
                                         Principal Accounting Officer



Date:   May 15, 1996

                               INDEX TO EXHIBITS



          The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


2.0 Amended and Restated Agreement and Plan of Merger dated as of April 29, 1996, by and among HS Resources, HSR Acquisition, Inc., and the Company (filed as Annex A to the Joint Proxy Statement/Prospectus forming a part of HS Resources' Registration Statement on Form S-4, No. 333-01991, as amended).

27.0   Financial Data Schedule